Form 10-Q
period 2010-09-30
NUPATHE INC.
filed 2010-11-12
CIK 1375200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
Registrant’s telephone number, including area code: (484) 567-0130
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
As of November 9, 2010, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 14,549,461.

NUPATHE INC.
Form 10-Q for the Quarter Ended September 30, 2010

Page No.

PART I. FINANCIAL INFORMATION	2

Item 1. Financial Statements (Unaudited)	2

Balance Sheets as of September 30, 2010 and December 31, 2009	2

Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	3

Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	4

Notes to Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 5. Other Information	43

Item 6. Exhibits	43

SIGNATURES	44

EXHIBIT INDEX	45

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NUPATHE INC.
(A Development-Stage Company)
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$46,791,622	$3,926,574
Prepaid expenses and other	781,874	918,878

Total current assets	47,573,496	4,845,452
Property and equipment, net	69,497	70,628
Other assets	343,339	93,053
Other assets-equipment funding	2,530,465	—

Total assets	$50,516,797	$5,009,133

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$1,085,310	$818,139
Accounts payable	1,342,944	1,464,106
Accrued expenses	3,595,225	1,035,826

Total current liabilities	6,023,479	3,318,071
Long-term debt	4,259,259	—
Warrant liability	—	626,492

Total liabilities	10,282,738	3,944,563

Redeemable convertible preferred stock, $0.001 par value. Authorized 10,000,000 and 71,745,055 shares at September 30, 2010 and December 31, 2009, respectively; issued and outstanding 53,096,340 shares as of December 31, 2009	—	55,538,191

Stockholders’ equity (deficit):
Common stock, $0.001 par value. Authorized 90,000,000 shares; issued and outstanding 14,546,161 and 390,676 shares at September 30, 2010 and December 31, 2009, respectively	14,546	390
Additional paid-in capital	113,842,201	—
Deficit accumulated during the development stage	(73,622,688)	(54,474,011)

Total stockholders’ equity (deficit)	40,234,059	(54,473,621)

Total liabilities and stockholders’ equity (deficit)	$50,516,797	$5,009,133

See accompanying notes to unaudited financial statements.

NUPATHE INC.
(A Development-Stage Company)
Statements of Operations
(Unaudited)

					Period from
					January 7, 2005
	Three Months Ended September 30,		Nine Months Ended September 30,		(inception) through
	2010	2009	2010	2009	September 30, 2010
Operating expenses:
Research and development	$5,191,273	$2,610,736	$11,849,003	$8,805,409	$43,636,573
Acquired in-process research and development	—	—	—	—	5,500,000
General and administrative	1,319,685	834,837	3,138,042	2,385,066	12,965,424

Total operating expenses	(6,510,958)	(3,445,573)	(14,987,045)	(11,190,475)	(62,101,997)
Interest income	19,086	3,327	23,552	27,712	550,026
Interest expense	(2,092,774)	(1,207,983)	(3,539,029)	(1,313,744)	(6,161,566)

Loss before income tax benefit	(8,584,646)	(4,650,229)	(18,502,522)	(12,476,507)	(67,713,537)
Income tax benefit	—	—	320,381	151,012	471,393

Net loss	(8,584,646)	(4,650,229)	(18,182,141)	(12,325,495)	$(67,242,144)

Accretion of redeemable convertible preferred stock	(466,696)	(924,280)	(2,533,495)	(2,583,811)

Net loss available to common stockholders	$(9,051,342)	$(5,574,509)	$(20,715,636)	$(14,909,306)

Basic and diluted net loss per common share	$(1.01)	$(14.60)	$(6.30)	$(39.05)

Weighted average basic and diluted common shares outstanding	9,003,135	381,789	3,287,694	381,789

See accompanying notes to unaudited financial statements.

NUPATHE INC.
(A Development-Stage Company)
Statements of Cash Flows
(Unaudited)

			Period from
			January 7, 2005
	Nine Months Ended September 30,		(inception) through
	2010	2009	September 30, 2010
Cash flows from operating activities:
Net loss	$(18,182,141)	$(12,325,495)	$(67,242,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	34,425	43,445	165,250
Loss on asset disposal	—	—	23,508
Acquired in-process research and development	—	—	5,500,000
Stock-based compensation	343,158	161,922	932,504
Noncash interest expense	3,309,991	1,183,563	5,198,383
Changes in operating assets and liabilities:
Prepaid expenses and other assets	525,777	290,192	(306,679)
Accounts payable	(121,162)	(119,873)	1,342,944
Accrued expenses	2,515,587	531,898	3,675,783

Net cash used in operating activities	(11,574,365)	(10,234,348)	(50,710,451)

Cash flows from investing activities:
Purchase of in-process research and development	—	—	(5,500,000)
Payments under equipment funding agreement	(2,530,465)	—	(2,530,465)
Purchases of property and equipment	(33,294)	(22,850)	(258,254)

Net cash used in investing activities	(2,563,759)	(22,850)	(8,288,719)

Cash flows from financing activities:
Proceeds from issuance of debt	5,000,000	—	7,608,741
Payment of debt issuance costs	(174,324)	—	(248,358)
Repayment of debt	(860,032)	(687,894)	(2,795,534)
Proceeds from sale of preferred stock, net	—	8,155,327	43,576,007
Proceeds from sale of common stock	42,975,028	—	43,183,253
Proceeds from sale of convertible notes	10,062,500	1,934,183	14,466,683

Net cash provided by financing activities	57,003,172	9,401,616	105,790,792

Net increase (decrease) in cash and cash equivalents	42,865,048	(855,582)	46,791,622
Cash and cash equivalents, beginning of period	3,926,574	8,368,460	—

Cash and cash equivalents, end of period	$46,791,622	$7,512,878	$46,791,622

Supplemental cash flow disclosures:
Noncash investing and financing activities:
Conversion of note principal and accrued interest to redeemable convertible preferred stock	$—	$1,957,023	$4,547,366
Conversion of note principal and accrued interest to common stock	10,337,009	—	10,337,009
Conversion of redeemable convertible preferred stock into common stock	58,071,686	—	58,071,686
Reclassification of warrant liability	1,112,820	—	1,112,820
Accretion of redeemable convertible preferred stock	2,533,495	2,583,811	9,948,313
Cash paid for interest	229,038	130,181	831,843
See accompanying notes to unaudited financial statements.

NuPathe Inc.
(A Development-stage Company)
Notes to Unaudited Financial Statements
(1) Background
NuPathe Inc. (the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of branded therapeutics for diseases of the central nervous system. The Company was incorporated in Delaware on January 7, 2005 (“inception”) and has its principal office in Conshohocken, Pennsylvania. The Company operates as a single business segment and is a development stage company.
(2) Development-Stage Risks and Liquidity
The Company has incurred losses and negative cash flows from operations since inception and has accumulated a deficit during the development stage of $73,622,688 as of September 30, 2010. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development.
In August 2010 the Company completed its initial public offering of common stock (the “IPO”), selling 5,000,000 shares at an offering price of $10.00 per share, resulting in gross proceeds of $50.0 million. Net proceeds after underwriting fees and offering expenses were $43.0 million. Management estimates that its current cash and cash equivalents will be sufficient to sustain planned operations into the first half of 2012. Additional financing will be needed by the Company to fund its operations and the commercialization of its products beyond the first half of 2012. There is no assurance that such financing will be available when needed or on acceptable terms.
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
Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s final prospectus dated August 5, 2010 filed with the Securities and Exchange Commission, which includes annual audited financial statements as of and for the year ended December 31, 2009.
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

(c) Fair Value of Financial Instruments
Management believes that the carrying amounts of its financial instruments, including cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses, approximate fair value due to the short-term nature of those instruments. The carrying amount of the Company’s debt obligations approximate fair value based on interest rates available on similar borrowings.
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
The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of December 31, 2009 and September 30, 2010:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At December 31, 2009
Assets
Cash equivalents	$3,654,831	$—	$—	$3,654,831
Liabilities
Warrant liability	$—	$—	$626,492	$626,492
At September 30, 2010
Assets
Cash equivalents	$46,507,078	$—	$—	$46,507,078
The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Warrant
Liability
Balance at December 31, 2009	$626,492
Issuance of additional warrants	204,224
Change in fair value of warrant liability	282,104
Reclassification of warrant liability to stockholders’ equity	(1,112,820)

Balance at September 30, 2010	$—

The fair value of the warrant liability at December 31, 2009 is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See Note 6(b) for further discussion of the warrant liability.

(d) Reverse Stock Split
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
(e) Other Assets-Equipment Funding
In June 2010, the Company entered into an equipment funding agreement with LTS Lohmann Therapie-Systeme AG (“LTS”), under which the Company agreed to fund the purchase by LTS of manufacturing equipment for Zelrix, the Company’s primary product candidate. The Company has agreed to make installment payments to LTS, in the aggregate amount of €5,370,000 in 14 monthly installments that commenced in June 2010, according to an agreed upon payment schedule. As of September 30, 2010, €2,034,250, or $2,530,465 based on exchange rates in effect at the time the payments were made, had been paid and has been recorded as a noncurrent asset in the accompanying balance sheet. Amounts capitalized under the LTS funding agreement will be amortized to cost of goods sold upon the commencement of commercial sales of Zelrix.
LTS will own the purchased equipment and will be responsible for its routine and scheduled maintenance and repair and will be required to use the purchased equipment solely to manufacture Zelrix. The equipment funding agreement will remain in effect until the later of the completion by LTS of all installation activities or the execution of a commercial manufacturing agreement.
(f) Net Loss per Common Share
Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding less the weighted-average shares subject to repurchase during the period. For all periods presented, the previously outstanding shares of Series A Convertible Preferred Stock (“Series A”) and Series B Convertible Preferred Stock (“Series B”), common stock options, unvested restricted shares of common stock and stock warrants have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.
The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as of September 30, 2010 and 2009, as they would be anti-dilutive:

	September 30,
	2010	2009
Shares of redeemable convertible preferred stock	—	6,624,704
Shares issuable pursuant to redeemable convertible preferred stock accretion	—	779,791
Shares underlying outstanding options to purchase common stock	1,323,063	964,784
Shares of unvested restricted stock	—	8,887
Shares underlying outstanding warrants to purchase stock *	140,520	108,662

*	The 2009 amounts represents warrants to purchase preferred stock, the 2010 amounts represent warrants to purchase common stock
(g) Recently Issued Accounting Standards
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

(4) Accrued Expenses
Accrued expenses consisted of the following:

	September 30,	December 31,
	2010	2009
Accrued compensation and benefits	$830,749	$504,091
Accrued professional fees	226,208	112,301
Accrued research and development expenses	2,259,953	238,401
Accrued interest and other	278,315	181,033

	$3,595,225	$1,035,826

(5) Debt
(a) Convertible Notes
In July 2009, the Company issued convertible promissory notes for cash proceeds of $1,934,000 to existing investors, including two officers of the Company, (the “2009 Notes”). The 2009 Notes bore interest of 10% per year and were due on June 30, 2010, if not converted prior to such date, and were mandatorily convertible into preferred stock upon the occurrence of the Second Tranche Closing, as defined. The holders of the 2009 Notes were entitled to receive warrants to purchase shares of Series B upon the conversion of the 2009 Notes. The fair value of the warrants of $556,042 was recorded as a reduction in the carrying value of the 2009 Notes as original issue discount and recognized as interest expense during the third quarter of 2009. After the allocation of the original issue discount, the 2009 Notes contained a beneficial conversion feature (“BCF”) of $556,042, which was also recognized as additional interest expense during the third quarter of 2009.
In August 2009, the holders of the 2009 Notes converted their notes, including accrued interest of $22,840, into 2,104,326 shares of Series B at a conversion price of $0.93 per share. Upon conversion, the investors received warrants to purchase 736,514 shares of Series B at $0.93 per share which, upon the IPO, converted into warrants to purchase 91,890 shares of common stock at $7.45 per share that are exercisable for a term of up to seven years.
In April 2010, the Company issued convertible promissory notes for cash proceeds of $10,062,500 to existing investors, including three officers of the Company (the “April 2010 Convertible Notes”). The April 2010 Convertible Notes bore interest of 8% per year and were due on December 31, 2010, if not converted prior to that date. The April 2010 Convertible Notes and related accrued interest were mandatorily convertible into common stock upon the completion of a qualifying initial public offering, at a conversion price equal to 80% of the offering price per share in such initial public offering. Upon the completion of our IPO in August 2010, the April 2010 Convertible Notes and related accrued interest converted into 1,292,122 shares of common stock. The Company initially recorded the April 2010 Convertible Notes net of a $2,583,615 BCF which has been fully recognized as interest expense as of September 30, 2010 as the result of the conversion of the April 2010 Convertible Notes.
(b) Credit Facility
In May 2010, the Company executed a term loan facility with lenders to fund working capital needs (the May 2010 Loan Facility). The Company’s obligations under the May 2010 Loan Facility are secured by a lien on all of the Company’s assets, excluding intellectual property, which is subject to a negative pledge. Upon execution of the May 2010 Loan Facility, the Company received $5,000,000 of loan proceeds. The May 2010 Loan Facility provides for interest-only payments for the first twelve months of the loan; therefore at September 30, 2010, the balance of this loan was $5,000,000, with $740,741 of that amount being classified as current. The loan bears interest at an annual rate of LIBOR plus 8.75%, subject to a LIBOR floor of 3.00%. The loan is repayable over 39 months with interest only payments for the first twelve months. In connection with the loan, the lenders received warrants to purchase 255,376 shares of Series B at $0.93 per share, which, upon the IPO, converted into warrants to purchase 31,861 shares of common stock at $7.45 per share. The fair value of the warrants at the date of issuance of $204,224 has been recorded as deferred financing costs and will be amortized to interest expense through the maturity date of the debt. As a result of the completion of the Company’s IPO in August 2010, an additional $6,000,000 of loan proceeds is available to the Company under the May 2010 Loan Facility, subject to final approval from the lenders. The Company is required to issue additional warrants to purchase up to 38,235 shares of common stock in the event that such additional loan proceeds are received from the lenders.

(6) Capital Structure
The following table summarizes our equity activity during the nine months ended September 30, 2010:

			Stockholders’ Equity (Deficit)
						Deficit
						accumulated
	Redeemable convertible					during the
	preferred stock		Common stock		Additional	development
	Shares	Amount	Shares	Amount	paid-in capital	stage	Total
Balance, January 1, 2010	53,096,340	$55,538,191	390,676	$390	$—	$(54,474,011)	$(54,473,621)
Stock-based compensation	—	—	—	—	343,158	—	343,158
Exercise of stock options	—	—	1,578	2	3,036	—	3,038
Accretion of Series A and Series B redeemable convertible preferred stock to redemption value	—	2,533,495	—	—	(1,566,959)	(966,536)	(2,533,495)
Conversion of preferred stock including accrued dividends, into common stock	(53,096,340)	(58,071,686)	7,861,785	7,862	58,063,824	—	58,071,686
Sale of common stock net of expenses of $7,028,009	—	—	5,000,000	5,000	42,966,991	—	42,971,991
Conversion of convertible notes and accrued interest into common stock	—	—	1,292,122	1,292	10,335,717	—	10,337,009
Beneficial conversion feature related to convertible notes and warrant agreements	—	—	—	—	2,583,615	—	2,583,615
Reclassification of warrants to purchase common stock	—	—			1,112,819	—	1,112,819
Net loss	—	—	—	—	—	(18,182,141)	(18,182,141)

Balance, September 30, 2010	—	$—	14,546,161	$14,546	$113,842,201	$(73,622,688)	$40,234,059

(a) Redeemable Convertible Preferred Stock
All outstanding shares of the Company’s redeemable convertible preferred stock, plus accrued dividends thereon, were converted into 7,861,785 shares of common stock upon the completion of the IPO in August 2010.
(b) Warrants
All outstanding warrants to purchase shares of preferred stock converted into warrants to purchase an equal number of shares of common stock, subject to the reverse stock split as discussed in note 3(d) above, upon completion of the IPO in August 2010. As of September 30, 2010, the following warrants to purchase common stock were outstanding:

	Number of
	Shares	Exercise Price	Expiration
Common Stock	140,520	$7.45	2016 through 2020
As of December 31, 2009, the warrants were classified as a warrant liability on the accompanying balance sheet as the warrants entitled the holder to purchase preferred stock, which could have been redeemed at the option of the holder. In connection with the Company’s IPO, all outstanding warrants were reclassified into stockholders’ equity on the accompanying balance sheet as the warrants converted into warrants to purchase common stock.
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
In June 2010, the Company adopted the 2010 Omnibus Incentive Compensation Plan (the “2010 Plan”). The stockholders approved the 2010 Plan on July 19, 2010 and the 2010 Plan became effective on August 5, 2010. The 2010 Plan authorizes the Company to grant up to 1,738,886 shares of common stock, which includes the number of shares that are subject to outstanding grants under the 2005 Plan and shares that remain available for issuance under the 2005 Plan, to eligible employees, directors, consultants and advisors to the Company in the form of restricted stock, stock options, stock appreciation rights, stock units, performance units and other stock-based awards. As of September 30, 2010, there were 406,936 shares of common stock available for future grants under the 2010 Plan.

(a) Stock Options
The following is a summary of stock option activity for the nine months ended September 30, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term in Years	Value
Outstanding at December 31, 2009	950,693	$1.84
Granted	386,372	9.41
Exercised	(1,578)	1.92
Cancelled/forfeited	(12,424)	1.75

Outstanding at September 30, 2010	1,323,063	4.08	8.33	$5,059,999

Vested and expected to vest at September 30, 2010	1,323,063	4.08	8.33	$5,059,999

Exercisable at September 30, 2010	580,068	1.75	7.53	$3,165,255

The aggregate intrinsic value is based on the Company’s stock closing price of $7.21 as of September 30, 2010, that would have been received by the option holders had all option holders exercised their options as of that date. As of September 30, 2010, all of the 580,068 exercisable options were in-the-money.
Management calculates the fair value of stock options based upon the Black Scholes option pricing model. The following table summarizes the fair value and assumptions used in determining the fair value of stock options issued during the nine months ended September 30, 2010.

Weighted- average fair value of stock options granted	$6.95

Assumptions Used:
Risk-free interest rate	1.95 - 2.0%
Expected life in Years	6 - 6.5 years
Expected volatility	84.2%
Dividend Yield	0%
The Company determined the options’ life based on the use of the simplified method and determined the options’ expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk free interest rate is based on the yield of an applicable term Treasury instrument.
Stock-based compensation expense related to stock options for the nine months ended September 30, 2010 and 2009 was $334,624 and $161,922, respectively. As of September 30, 2010, there was $3,066,543 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.6 years.
(b) Restricted Stock
In August 2010, 8,887 shares of restricted stock vested upon the achievement of certain corporate performance goals met in 2010. In conjunction with this vesting of restricted shares the Company recognized $8,534 of compensation expense. These vested restricted shares were the final vesting tranche of restricted stock grants made in 2006. There was no restricted stock granted during the nine months ended September 30, 2010.
(8) Subsequent Events
On October 29, 2010, the Company submitted a New Drug Application to the U.S. Food and Drug Administration for Zelrix. Zelrix is an active, single-use transdermal sumatriptan patch that the Company is developing for the treatment of acute migraine.

Also in October 2010, the Company was awarded Qualifying Therapeutic Discovery Project (“QTDP”) grants under section 48D of the U.S. Internal Revenue Code for $650,000 in connection with the Company’s Zelrix, NP201 and NP202 development programs. Under the award guidelines, QTDP’s had to show a reasonable potential to result in new therapies to treat areas of unmet medical need or prevent, detect or treat chronic or acute diseases and conditions, reduce the long-term growth of health care costs in the United States, or significantly advance the goal of curing cancer within 30 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All statements contained in this Quarterly Report that are not statements of historical facts are hereby identified as “forward-looking statements” and include, among others, statements regarding: future expenses and capital expenditures; timing of regulatory developments and submissions; timing of the potential commercial launch of Zelrix; the sufficiency of cash and cash equivalents to fund future operations and capital requirements; the anticipated effect of new (or changes to existing) laws, regulations or accounting principles; our plans, objectives or strategies for future operations; and our expectations, intentions, forecasts or beliefs. Words such as “expects”, “intends,” “forecasts,” “believes,” “anticipates”, “plans”, “estimates”, “projects”, “may”, “should”, “will,” variations of such words and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based upon the current expectations and beliefs of management and are subject to risks, uncertainties and assumptions that could cause actual results to differ materially and adversely from those expressed or implied by such statements. Some of these risks and uncertainties are discussed below and under the heading “Risk Factors” of this Quarterly Report. Each forward looking statement speaks only as of the date of this Quarterly Report (or any earlier date indicated in such statement), and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise. For the reasons described above, you are cautioned not to place undue reliance on forward-looking statements.
The following commentary should be read in conjunction with:
•	our unaudited financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report, and

•	our audited financial statements and accompanying notes included in our final prospectus, dated August 5, 2010, filed with the Securities and Exchange Commission (“Final Prospectus”), as well as the information relating to such audited financial statements contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Final Prospectus.
         Overview
We are a specialty pharmaceutical company focused on the development and commercialization of branded therapeutics for diseases of the central nervous system, including neurological and psychiatric disorders. Our most advanced product candidate, Zelrix™, is an active, single-use transdermal sumatriptan patch that we are developing for the treatment of acute migraine. Zelrix uses our proprietary SmartRelief™ technology. We submitted a New Drug Application (“NDA”) for Zelrix to the U.S. Food and Drug Administration (“FDA”) on October 29, 2010. Subject to the approval of our NDA, we plan to build our own specialty sales force in the U.S. to launch Zelrix. We have two other proprietary product candidates in preclinical development that address large market opportunities, NP201 for the continuous symptomatic treatment of Parkinson’s disease and NP202 for the long-term treatment of schizophrenia and bipolar disorder. We expect to submit an Investigational New Drug Application (“IND”) to the FDA in the first half of 2011 for NP201 and in 2012 for NP202.
We hold exclusive worldwide rights to two proprietary drug delivery technologies: SmartRelief and LAD. Zelrix uses SmartRelief, while NP201 and NP202 both use our long-acting delivery technology (which we refer to as LAD). SmartRelief is our proprietary transdermal delivery technology based on iontophoresis, a non-invasive method of transporting a molecule through the skin by applying a mild electrical current. Unlike passive transdermal technologies, which rely on diffusion for medication delivery, SmartRelief controls the amount and rate of medication delivery. The SmartRelief technology facilitates active transdermal delivery, which is important for molecules, such as sumatriptan, that are not able to be delivered passively through the skin. LAD is comprised of a biodegradable polymer matrix using commonly available medical polymers and an active drug. It is formed into a small implant for injection just below the skin. We designed LAD to improve the control, consistency and convenience of medication delivery.
We were incorporated in the State of Delaware in January 2005 and are a development stage company. Since our inception, we have invested a significant portion of our efforts and financial resources in the development of Zelrix. Zelrix is the only product candidate for which we have conducted clinical trials, and to date we have not marketed, distributed or sold any products. As a result, we have generated no revenue and have never been profitable. Our net loss was $18.2 million for the nine months ended September 30, 2010 and $12.3 million for the nine months ended September 30, 2009. As of September 30, 2010, we had an accumulated deficit of $73.6 million.

We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop our product candidates and seek marketing approval for, and the eventual commercialization of, Zelrix and our other products candidates. If we obtain marketing approval for Zelrix, we will incur significant sales, marketing and outsourced manufacturing expenses. In addition, we expect to incur additional expenses to add operational, financial and information systems and personnel to comply with corporate governance, internal controls and similar requirements applicable to us as a public company.
We have funded our operations to date primarily with the proceeds of the sale of common stock, convertible preferred stock, convertible notes and borrowings under debt facilities. From inception through September 30, 2010, we have received net proceeds of $58.1 million from the sale of convertible preferred stock, preferred stock warrants and convertible notes and net proceeds of $43.2 million from the sale of common stock. As of September 30, 2010, we had $5.3 million of debt outstanding under our debt facilities.
We expect that our existing cash and cash equivalents will be sufficient to fund our operations and capital requirements and to complete the development of Zelrix through FDA approval and to fund the expected commercial launch of Zelrix in the U.S. in the first half of 2012. However, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control. Our future capital needs and the adequacy of our available funds will depend on many factors, including:
•	The outcome of the FDA’s review of the NDA for Zelrix;

•	The cost, scope and timing of activities undertaken to prepare for the potential commercialization of Zelrix;

•	The extent to which the FDA may require us to perform additional clinical trials for Zelrix;

•	The cost of purchasing manufacturing and other capital equipment for our potential products;

•	The scope, progress, results and costs of development for our other product candidates;

•	The extent to which we acquire or invest in new products, businesses and technologies; and

•	The extent to which we choose to establish collaboration, co-promotion, distribution or other similar agreements for product candidates.
Key Components of Our Statement of Operations
Research and Development Expenses
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

From our inception in January 2005 through September 30, 2010, we incurred research and development expenses of $49.1 million, of which $36.2 million was for the development of Zelrix, $2.5 million was for the development of NP201 and $0.1 million was for to the development of NP202. The remaining research and development expenses are for amounts incurred that we do not allocate to specific programs, such as personnel related expenses, including salaries and benefits, as well as general fixed costs for our facility and related expenses.
We expect that our research and development expenses in 2010 will be higher than in 2009 as a result of the full enrollment of the long-term, open label trials for Zelrix and the increased regulatory work related to the NDA we submitted for Zelrix on October 29, 2010. We also expect to incur additional research and development expenses in 2010 as we continue the development of NP201 and NP202. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. Completion of our preclinical development and clinical trials may take several years or more and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:
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
We expect that our general and administrative expenses in 2010 will be higher than in 2009 as a result of greater expenses relating to our operations as a public company, including increased costs for the hiring of additional personnel, and for payment to outside consultants, including lawyers and accountants, to comply with additional regulations, corporate governance, internal control and similar requirements applicable to public companies, as well as increased costs for insurance. Additionally, we plan to increase spending related to building a commercial infrastructure for the anticipated launch of Zelrix in the U.S. in the first half of 2012. We intend to hire sales representatives only if Zelrix is approved by the FDA.

Interest Income and Interest Expense
Interest income consists of interest earned on our cash and cash equivalents. Interest expense consists primarily of cash and non-cash interest costs related to our outstanding debt. Additionally, in connection with some of our debt financings, we issued warrants, the fair value of which we recorded as deferred financing costs. We amortize these deferred financing costs over the lives of the loans as interest expense in our statement of operations. Prior to our IPO, on a quarterly basis these warrants were marked-to-market, in accordance with GAAP, and any change in fair value was recorded as interest expense in our statement of operations. Upon the completion of our IPO, these warrants were reclassified into stockholders’ equity as they were converted into warrants to purchase common stock. As such they are no longer required to be marked-to-market at each balance sheet date. We expect interest expense to increase in 2010 compared with 2009 as a result of the issuance of the April 2010 Convertible Notes and the May 2010 Loan Facility.
Results of Operations
Three Months Ended September 30, 2010 compared to the Three Months Ended September 30, 2009
Research and Development Expense
Research and development expense for the three months ended September 30, 2010 and 2009 were comprised of the following:

	Three Months Ended
	September 30,
	2010	2009	Increase/(Decrease)
	(in thousands)
Clinical development	$1,753	$950	$803	85%
Manufacturing	2,045	570	1,475	259
Preclinical development	—	301	(301)	(100)
Regulatory and quality assurance	322	34	288	847
Compensation and related	904	656	248	38
Facilities and related	167	100	67	67

	$5,191	$2,611	$2,580	99

Research and development expenses increased by $2.6 million to $5.2 million in the three months ended September 30, 2010 from $2.6 million in the three months ended September 30, 2009. Although our pivotal phase III clinical study for Zelrix was concluded in 2009, clinical development expenses increased by $0.8 million during the 2010 period as a result of two long-term, open label Zelrix clinical studies that were ongoing during the three months ended September 30, 2010. Also contributing to the increase in clinical development expenses is the initiation, during the first half of 2010, of two pharmacokinetic trials and a tolerability trial for Zelrix that were ongoing during the three months ended September 30, 2010. Manufacturing expense increased by $1.5 million to $2.0 million during the three months ended September 30, 2010 compared to $0.6 million during the same period in 2009. Approximately $1.0 million of this increase related to manufacturing costs for Zelrix clinical supplies. Also contributing to the higher manufacturing expenses during the 2010 period was $0.4 million of expenses incurred for the manufacturing development of NP201. The decrease of $0.3 million in preclinical development expenses from the three months ended September 30, 2009 was due to various preclinical studies for Zelrix in 2009 that were concluded late in the year. In the third quarter of 2010, we did not conduct preclinical studies. Increased regulatory and quality assurance expenses were the result of work in 2010 for the filing of our Zelrix NDA. Higher compensation and related expenses were attributable to incremental headcount as well as annual salary increases for research and development personnel and higher healthcare benefit premiums.
Research and development expenses by program for the three months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended
	September 30,
	2010	2009	Increase/(Decrease)
	(in thousands)
Zelrix	$3,658	$1,825	$1,833	101%
NP201	438	67	371	554
NP202	88	—	88	—
General development	1,007	719	288	40

	$5,191	$2,611	$2,580	99

Zelrix expenses for the three months ended September 30, 2010 were $3.7 million, compared to $1.8 million for the same period in 2009. As discussed above, the increases are due to approximately $1.0 million of manufacturing costs for Zelrix clinical supplies and $0.8 million for the continued clinical development of Zelrix with two long-term, open label clinical trials as well as two pharmacokinetic trials and a tolerability trial conducted in 2010. The 2010 increase in NP201 and NP202 expenses relates to the initiation of research agreements for these programs which had minimal or no activity during 2009. Personnel related expenses, including salaries and benefits, are included in the table above as general development expenses as we do not allocate these expenses to specific programs. The 2010 increase shown for general development expenses is primarily related to incremental headcount as well as annual salary increases for research and development personnel and higher healthcare benefit premiums.

General and Administrative Expenses
General and administrative expenses increased to $1.3 million in the three months ended September 30, 2010 from $0.8 million for the three months ended September 30, 2009. This increase resulted primarily from higher personnel costs due to salary increases and higher healthcare benefit premiums. Also contributing to the increase during the third quarter of 2010 are expenses related to being a public company, such as increased public accounting expense, board of directors fees and higher stock-based compensation expense.
Interest Expense
Interest expense increased by $0.9 million in the three months ended September 30, 2010 from $1.2 million in the three months ended September 30, 2009. The increase results primarily from $1.8 million of non-cash interest expense incurred during the third quarter of 2010 related to the amortization of the beneficial conversion feature of our April 2010 Convertible Notes. During the 2009 period, the Company had $1.1 million of non-cash interest expense related to the issuance and subsequent conversion of the convertible promissory notes issued in July 2009.

Nine Months Ended September 30, 2010 compared to the Nine Months Ended September 30, 2009
Research and Development Expense
Research and development expense for the nine months ended September 30, 2010 and 2009 were comprised of the following:

	Nine Months Ended
	September 30,
	2010	2009	Increase/(Decrease)
	(in thousands)
Clinical development	$4,652	$3,571	$1,081	30%
Manufacturing	3,814	1,907	1,907	100
Preclinical development	—	999	(999)	(100)
Regulatory and quality assurance	616	144	472	328
Compensation and related	2,275	1,838	437	24
Facilities and related	492	346	146	42

	$11,849	$8,805	$3,044	35

Research and development expenses increased by $3.0 million to $11.8 million in the nine months ended September 30, 2010 from $8.8 million in the nine months ended September 30, 2009. Increased clinical development expenses during the 2010 period were the result of a new long-term, open label trial initiated in the third quarter of 2009 for Zelrix as well as two pharmacokinetic trials and a tolerability trial initiated in early 2010. These new trials more than offset the decrease in clinical development expense that resulted from concluding our pivotal phase III trial in 2009. Also contributing to the increase in clinical development expenses during the 2010 period was $0.2 million of clinical consulting related to NP201. Manufacturing expense increased by $1.9 million to $3.8 million during the nine months ended September 30, 2010 compared to $1.9 million during the same period in 2009. Approximately $1.3 million of this increase related to manufacturing costs for Zelrix clinical supplies. Also contributing to the higher manufacturing expenses during the 2010 period was $0.6 million of expenses incurred for manufacturing development of our NP201 and NP202 candidates. We incurred no preclinical development expenses for the nine months ended September 30, 2010 as the preclinical studies for Zelrix were completed in 2009. The $0.5 million increase in regulatory and quality assurance expenses results from our work in 2010 for the filing of our Zelrix NDA. The $0.4 million increase in compensation and related expenses during the 2010 period results from incremental headcount as well as annual salary increases for research and development personnel and higher healthcare benefit premiums.
Research and development expenses by program for the nine months ended September 30, 2010 and 2009 are presented below:

	Nine Months Ended
	September 30,
	2010	2009	Increase/(Decrease)
	(in thousands)
Zelrix	$8,416	$6,483	$1,933	30%
NP201	734	173	561	324
NP202	97	—	97	—
General development	2,602	2,149	453	21

	$11,849	$8,805	$3,044	35

As discussed above, the increase in Zelrix expenses during the nine months ended September 30, 2010 results from costs incurred during the 2010 period for ongoing clinical studies, manufacturing costs for Zelrix clinical supplies, and efforts toward completing the filing of our NDA. These costs were partially offset by the completion in 2009 of preclinical Zelrix activities. NP201 and NP202 expenses increased during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 as a result of consultant expenses and additional development work on these two product candidates. Personnel related expenses, including salaries and benefits, are included in the table above as general development expenses as we do not allocate these expenses to specific programs. The 2010 increase shown for general development expenses is primarily related to incremental headcount as well as annual salary increases for research and development personnel and higher healthcare benefit premiums.

General and Administrative Expenses
General and administrative expenses increased to $3.1 million in the nine months ended September 30, 2010 from $2.4 million for the nine months ended September 30, 2009. This increase resulted primarily from higher personnel costs due to salary increases and higher healthcare benefit premiums. Also contributing to the increase during the nine months ended September 30, 2010 are expenses related to being a public company, such as increased public accounting expense, board of directors fees and higher stock-based compensation expense.
Interest Expense
Interest expense increased by $2.2 million in the nine months ended September 30, 2010 from $1.3 million in the nine months ended September 30, 2009. The increase results primarily from $2.6 million of non-cash interest expense incurred during the nine months ended September 30, 2010 that was related to the amortization of the beneficial conversion feature of our April 2010 Convertible Notes. Also included in the nine months ended September 30, 2010 period is $0.3 million of non-cash interest expense for the increase in fair value of our warrant liability that occurred during the second quarter of 2010 before the warrants were reclassified to stockholders’ equity upon the completion of our IPO. During the 2009 period, the Company had $1.1 million of non-cash interest expense related to the issuance and subsequent conversion of the convertible promissory notes issued in July 2009.
Income Tax Benefit
We recognized an income tax benefit of $320,000 in the nine months ended September 30, 2010 and $151,000 in the nine months ended September 30, 2009 related to the sale of Pennsylvania research and development tax credits to a third party buyer.
Liquidity and Capital Resources
Since our inception in 2005, we have devoted most of our cash resources to research and development and general and administrative activities primarily related to the development of Zelrix. We have financed our operations primarily with the proceeds of the sale of common stock, convertible preferred stock and convertible notes and borrowings under debt facilities. To date, we have not generated any revenues from the sale of products, and we do not anticipate generating any revenues from the sale of Zelrix until at least 2012. We have incurred losses and generated negative cash flows from operations since inception. As of September 30, 2010, our principal sources of liquidity were our cash and cash equivalents, which totaled $46.8 million. Our working capital was $41.6 million as of September 30, 2010.
Equity Financings
In August 2010 we completed our IPO, selling 5,000,000 shares of common stock at an offering price of $10.00 per share, resulting in gross proceeds of $50.0 million. Net proceeds received after underwriting fees and offering expenses were $43.0 million. In connection with the completion of the IPO, all outstanding shares of our redeemable convertible preferred stock, plus accrued dividends thereon, were converted into an aggregate of 7,861,785 shares of common stock, and all outstanding warrants to purchase preferred stock were converted into aggregate of 140,520 warrants to purchase common stock.
Debt Facilities
In April 2010 we received gross proceeds of $10.1 million from the sale of the April 2010 Convertible Notes. These notes bore interest at 8% per year and were due on December 31, 2010, if not converted prior to such date. Upon the completion of our IPO in August 2010, the April 2010 Convertible Notes plus accrued interest thereon converted into 1,292,122 shares of common stock, based on the contractual conversion price equal to 80% of the IPO offering price, which was $10.00 per common share.
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

Equipment Funding Agreement
As of September 30, 2010, €3.3 million, or approximately $4.5 million based on exchange rates in effect as of September 30, 2010, remain to be paid in monthly installments under the LTS equipment funding agreement.
Cash Flow Analysis
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,
	2010	2009
	(in thousands)
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$(11,574)	$(10,235)
Investing activities	(2,564)	(23)
Financing activities	57,003	9,402

Net increase (decrease) in cash and cash equivalents	$42,865	$(856)

Net Cash Used in Operating Activities
Cash used in operating activities increased $1.3 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, primarily driven by our higher operating expenses for the 2010 period which included $3.0 million in higher research and development expenses and a $0.8 million increase in general and administrative expenses. Partially offsetting these higher operating costs was a $2.5 million increase in accrued expense as of September 30, 2010.
Net Cash Used in Investing Activities
Cash used in investing activities was $2.6 million for the nine months ended September 30, 2010 due to $2.5 million of payments for equipment related to the commercial manufacture of Zelrix. These payments represent the first four of fourteen scheduled payments to be made for this equipment that total $7.0 million based on exchange rates in effect at September 30, 2010.
Net Cash Provided by Financing Activities
Cash provided by financing activities was $57.0 million for the nine months ended September 30, 2010 primarily from $43.0 million of net proceeds received from our IPO, $10.1 million from the April 2010 Convertible Notes and $5.0 million from the May 2010 Loan Facility. During the 2009, period we received $10.1 million from convertible promissory notes issued in July 2009 as well as the related Series B offering during the third quarter of 2009.
Future Payments Under Contractual Obligations
During the nine month period ended on September 30, 2010, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those specified in our final prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on August 6, 2010.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the applicable rules of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
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
Foreign Currency Exchange Rate Risk
Although we have no operations outside the U.S, we have entered into two agreements with a manufacturer in Germany. Under one of these agreements, the manufacturer provides services to us related to the development and manufacture of clinical supplies for Zelrix. Under this agreement, we paid $2.1 million in 2008, $1.2 million in 2009 and $0.9 million in the nine months ended September 30, 2010 to this manufacturer. Under the other agreement, we have agreed to pay the manufacturer an aggregate of €5.4 million in 14 monthly installments that commenced in June 2010, for the purchase of manufacturing equipment for Zelrix, which will be installed in the U.S. As of September 30, 2010, €3.3 million, or approximately $4.5 million based on exchange rates in effect as of September 30, 2010, are to be paid in the remaining monthly installments under this agreement.
Because our payment obligations under these agreements are denominated in Euros, we are subject to fluctuations in the relative values of the U.S. dollar and the Euro. We believe that the risk from exposure to foreign currency fluctuations under these agreements will not have a material impact on the Company. Additionally, we are currently in the process of transferring our existing manufacturing activities with this manufacturer to one of its U.S. affiliates. We expect that our payment obligations for the manufacturing services to be performed by this U.S. affiliate will be denominated in U.S. dollars, thereby reducing our exposure to fluctuations in the relative values of the U.S. dollar and the Euro.
Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes to Internal Controls Over Financial Reporting
There has been no change in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
Our business is subject to substantial risks and uncertainties. Any of the risks and uncertainties described below, either alone or taken together, could materially and adversely affect our business, financial condition, results of operations or prospects. In addition, these risks and uncertainties could cause actual results to differ materially from those expressed or implied by forward-looking statements included in this Quarterly Report (we refer you to the introductory paragraph under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for a discussion regarding forward-looking statements). The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, results of operations or prospects and could cause actual results to differ materially from those expressed or implied by forward-looking statements.
Risks Related to Development and Commercialization of Our Product Candidates
We are heavily dependent on the success of Zelrix. If we fail to obtain marketing approval for and commercialize Zelrix, or experience delays in doing so, our business will be materially harmed.
We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidate, Zelrix. Zelrix is the only product candidate for which we have conducted clinical trials, and to date we have not marketed, distributed or sold any products. Our ability to generate revenues in the near term is substantially dependent on our ability to develop and commercialize Zelrix. On October 29, 2010, we submitted an NDA to the FDA seeking approval to commercialize Zelrix for treatment of acute migraine. We cannot commercialize Zelrix prior to obtaining FDA approval. Even though Zelrix has completed its pivotal Phase III clinical trial with positive results and we have submitted an NDA, Zelrix is still, nonetheless, susceptible to the risks of failure inherent at any stage of drug development, including the appearance of unexpected adverse events, manufacturing and testing failures, and the FDA’s determination Zelrix is not approvable. As a company, we have never obtained marketing approval for or commercialized a drug. It is possible that the FDA may refuse to accept our NDA for substantive review or may review our data and conclude that our application is insufficient to obtain marketing approval of Zelrix. If we do not receive FDA approval for and commercialize Zelrix, we will not be able to generate product revenues in the foreseeable future, or at all.
If our NDA is not accepted for substantive review or approved, the FDA may require that we conduct additional clinical or preclinical trials or manufacture additional validation batches before it will reconsider our application. If the FDA requires additional studies or data, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the FDA may not consider sufficient any additional required trials that we perform and complete.
Even if we believe that the data from our clinical trials support marketing approval of Zelrix in the U.S., the FDA may not agree with our analysis and may not approve our NDA. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing Zelrix, generating revenues and achieving profitability.
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

Companies such as ours often expand their sales force and marketing capabilities for a product prior to it being approved by the FDA so that the drug can be commercialized upon approval. Although our plan is to hire our sales representatives and most of our other sales and marketing personnel only if Zelrix is approved by the FDA, we will incur expenses prior to product launch in recruiting this sales force and developing a marketing and sales infrastructure. If the commercial launch of Zelrix is delayed as a result of FDA requirements or other reasons, we would incur these expenses prior to being able to realize any revenue from product sales. Even if we are able to effectively hire a sales force and develop a marketing and sales infrastructure, our sales force and marketing teams may not be successful in commercializing Zelrix or any other product candidates that we develop.
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
The competition in the market for acute migraine medication is intense. The majority of marketed prescription products for treatment of acute migraine in the U.S. are in the triptan class in tablet, orally-disintegrating tablet, nasal spray and injectable therapies. The largest selling triptan is sumatriptan, with 2009 sales of approximately $800 million in the U.S., including approximately $300 million attributable to GlaxoSmithKline plc’s (“GSK”), branded sumatriptan products, Imitrex and Treximet. There are at least six other branded triptan therapies being sold by pharmaceutical and biotechnology companies, including Maxalt from Merck & Co., Inc. (“Merck”). In June 2010, the FDA approved King Pharmaceuticals, Inc.’s Alsuma subcutaneous sumatriptan injection and in October 2010, the FDA approved Allergan, Inc.’s Botox for treatment of chronic migraine.
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
In addition to marketed migraine medications, if approved, Zelrix may face competition from migraine product candidates in various stages of clinical development by both large and small companies. These include Merck’s telcagepant, an orally administered calcitonin gene related peptide antagonist, and Levadex from MAP Pharmaceuticals, Inc., an inhaled formulation of dihydroergotamine, both for acute migraine. Each of these has either completed or is in Phase III clinical development. Zelrix may also compete with other drug candidates in development for the treatment of migraine. If we are unable to demonstrate the advantages of Zelrix over competing drugs and drug candidates, we will not be able to successfully commercialize Zelrix and our results of operations will suffer.

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

A number of these risks remain applicable to our ongoing long-term, open label trial for Zelrix.
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
As of September 30, 2010, we had an accumulated deficit of approximately $73.6 million. We are a development stage specialty pharmaceutical company with no products approved for commercial sale and, to date, have not generated any revenues. We have funded our operations to date primarily with the proceeds of the sale of common stock, convertible preferred stock, preferred stock warrants, convertible notes and borrowings under debt facilities. We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop our product candidates and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of Zelrix and our other product candidates. In addition, we will incur additional costs of operating as a public company and, if we obtain marketing approval for Zelrix, will incur significant sales, marketing and outsourced manufacturing expenses. As a result, we expect to continue to incur significant and increasing losses for the foreseeable future.

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
On October 29, 2010, we submitted an NDA for Zelrix to the FDA. Zelrix will require marketing approval and investment in commercial capabilities, including manufacturing and sales and marketing efforts, before its product sales generate any revenues for us. Because of the numerous risks and uncertainties associated with drug development and commercialization, we are unable to predict the extent of any future losses. We may never successfully commercialize any products, generate significant future revenues or achieve and sustain profitability.
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
We believe that our existing cash and cash equivalents will be sufficient to fund our operations and capital requirements and to complete the development of Zelrix through FDA approval and to fund the expected commercial launch of Zelrix in the U.S. in the first half of 2012. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control.
Our future capital requirements will depend on many factors, including:
•	The outcome of the FDA’s review of the NDA for Zelrix;

•	The cost, scope and timing of activities undertaken to prepare for the potential commercialization of Zelrix;

•	The extent to which the FDA may require us to perform additional clinical trials for Zelrix;

•	The cost of purchasing manufacturing and other capital equipment for our potential products;

•	The scope, progress, results and costs of development for our other product candidates;

•	The extent to which we acquire or invest in new products, businesses and technologies; and

•	The extent to which we choose to establish collaboration, co-promotion, distribution or other similar agreements for product candidates.
To the extent that our capital resources are insufficient to meet our future operating and capital requirements, we will need to finance our cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. The covenants under the May 2010 Loan Facility and the pledge of our assets as collateral limit our ability to obtain additional debt financing. We have no committed external sources of funds. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing acquisition, licensing, development and commercialization efforts and our ability to generate revenues and achieve or sustain profitability will be substantially harmed.

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
As of September 30, 2010 we had $5.0 million principal amount of indebtedness outstanding under the May 2010 Loan Facility. We may incur additional indebtedness beyond this amount, including, subject to our satisfaction of specified conditions and approval by the lenders in their sole discretion, up to $6.0 million under the May 2010 Loan Facility. Our indebtedness combined with our other financial obligations and contractual commitments, including amounts due under an equipment funding agreement with LTS could have significant adverse consequences, including:
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
We may rely on third parties to conduct aspects of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed in obtaining or ultimately not be able to obtain marketing approval for our product candidates.
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
As CROs are not our employees, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and preclinical programs in which they are engaged to perform. If the CROs we engage do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the data they provide is compromised due to the failure to adhere to regulatory requirements or for other reasons, then our development programs may be extended, delayed or terminated, or we may not be able to obtain marketing approval for or successfully commercialize Zelrix or any other product candidates that we develop. As a result, our financial results and the commercial prospects for Zelrix and any other product candidates that we develop would be harmed, our costs could increase and our ability to generate revenues could be delayed.
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
Any trade name we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office (“USPTO”). The FDA typically conducts a rigorous review of proposed trade names, including an evaluation of potential for confusion with other trade names and medical error. The FDA may also object to a trade name if it believes the name inappropriately implies medical claims. If the FDA objects to our proposed trade name, Zelrix, we may be required to adopt an alternative name for our product candidate. Even after approval, the FDA may request that we adopt an alternative name for the product if adverse event reports indicate a potential for confusion with other trade names and medical error. If we are required to adopt an alternative name, the commercialization of Zelrix could be delayed or interrupted, which would limit our ability to commercialize Zelrix and generate revenues.
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
Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations could be costly. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities conducted by our sales team in the sale of Zelrix, are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
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
Patents covering new products or formulations incorporating a generic active pharmaceutical ingredient cannot prevent competitors from commercializing the original products and formulations. In addition, method-of-use patents, in particular, are more difficult to enforce than composition of matter patents because of the risk of off label sale or use of the subject compounds. Physicians are permitted to prescribe an approved product for uses that are not described in the product’s labeling. Although off label prescriptions may infringe our method of use patents, if issued, the practice is common across medical specialties and such infringement is difficult to prevent or prosecute. Off label sales would limit our ability to generate revenue from the sale of our product candidates, if approved for commercial sale. In addition, if a third party were able to design around any issued product, method, formulation or other patent and create a different product not covered by our patents, if issued, we would likely be unable to prevent that third party from manufacturing and marketing its product.
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
We are highly dependent on Jane H. Hollingsworth, our Chief Executive Officer, and Terri B. Sebree, our President. Despite our efforts to retain valuable employees, members of our management, scientific and medical teams may terminate their employment with us on short notice. We have formal employment agreements with Ms. Hollingsworth and Ms. Sebree, as well as all of our other executive officers, that each includes reasonable notice periods for terminations of such individual’s employment. Besides these agreements, all other employees’ employment is at-will, which means that any of these employees could leave our employment at any time. We maintain “key person” insurance for each of Ms. Hollingsworth and Ms. Sebree. The total death benefit under each policy is $2.0 million and we are the only named beneficiary and owner of the policies. The policies have an initial term of ten years and are subject to renewal annually thereafter. We do not maintain “key person” insurance for any of our other employees. The loss of the services of any of our executive officers or other key employees could potentially harm our business, operating results or financial condition.
We will need to grow our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
As of September 30, 2010, we employed 24 full-time employees. We expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the anticipated commercialization of Zelrix or development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize Zelrix and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
Risks Related to Ownership of Our Common Stock
The market price of our common stock has been, and may continue to be, highly volatile.
The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including the following:
•	Any adverse development or perceived adverse development with respect to the FDA’s review of our NDA for Zelrix, including the FDA’s refusal to accept the NDA for substantive review or a request for additional information;

•	The commercial success of Zelrix, if approved by the FDA;

•	Results of clinical trials of our product candidates or those of our competitors;

•	Changes or developments in laws or regulations applicable to our product candidates;

•	Introduction of competitive products or technologies;

•	Failure to meet or exceed financial projections we provide to the public;

•	Actual or anticipated variations in quarterly operating results;

•	Failure to meet or exceed the estimates and projections of the investment community;

•	The perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	General economic and market conditions and overall fluctuations in U.S. equity markets;

•	Developments concerning our sources of manufacturing supply;

•	Disputes or other developments relating to patents or other proprietary rights;

•	Additions or departures of key scientific or management personnel;

•	Issuances of debt, equity or convertible securities;

•	Changes in the market valuations of similar companies; and

•	The other factors described in this “Risk Factors” section.
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
To our knowledge, as of October 31, 2010, our executive officers, directors and 5% stockholders and their affiliates owned approximately 80% of our outstanding voting stock, including shares subject to outstanding options and warrants that were exercisable within 60 days after October 31, 2010. As a result, these stockholders will have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire.
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
Provisions in our restated certificate of incorporation and our bylaws, as well as provisions of the Delaware General Corporation Law (“DGCL”) could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Proceeds from Registered Securities
On August 11, 2010, we completed the sale of 5,000,000 shares of our common stock in our IPO at a price of $10.00 per share pursuant to a Registration Statement on Form S-1 (File No. 333-166825), which was declared effective by the Securities and Exchange Commission on August 5, 2010 (the “Effective Date”). After deducting underwriting discounts and commissions and other expenses of the offering, we received net offering proceeds of $43.0 million. From the Effective Date through September 30, 2010, we have used the net proceeds from the IPO as follows:
•	approximately $3.3 million for further clinical development, manufacturing development, and preparation and submission of an NDA for Zelrix;

•	approximately $0.4 million for the further preclinical development of NP201 and NP202; and

•	approximately $1.2 million for salaries and related personnel expenses and approximately $0.6 million for working capital and other general corporate purposes.
The foregoing amounts represent the Company’s reasonable estimate of the amount of net offering proceeds applied to such activities instead of the actual amount of net offering proceeds used. The remainder of the net proceeds have been invested into money market accounts. None of the net proceeds, were directly or indirectly paid to any of our directors, officers or their associates, any person(s) owning 10% or more of any class of our equity securities, or any of our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.
There has been no material change in our planned use of proceeds from the IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on August 6, 2010.
Item 5. Other Information
2011 Annual Meeting of Stockholders
NuPathe will hold its 2011 Annual Meeting of Stockholders on Wednesday, June 8, 2011 (the “2011 Annual Meeting”). The notice for the 2011 Annual Meeting will be mailed on or about April 22, 2011.
Deadline For Stockholder Proposals And Director Nominations For the 2011 Annual Meeting of Stockholders
Any proposals submitted by stockholders for inclusion in our proxy statement and proxy for the 2011 Annual Meeting must be received at our principal executive offices (to the attention of the Secretary) at the address set forth below no later than January 22, 2011, and must comply in all other respects with the rules and regulations of the Securities and Exchange Commission governing the inclusion of such proposal in our proxy statement and proxy.
Any stockholder who wishes to propose any business to be considered by the stockholders at the 2011 Annual Meeting other than by submitting a proposal for inclusion in our proxy statement and proxy as discussed above, or who wants to nominate a person for election to the board of directors at that meeting, must provide a written notice that sets forth the information specified in our Bylaws concerning the proposed business or nominee. The notice must be delivered to our principal executive offices (to the attention of the Secretary), at the address set forth below, no later than February 22, 2011. The information required to be included in the notice and other requirements relating to the notice are set forth in our Bylaws, a copy of which can be obtained upon request directed to the attention of our Secretary at the address set forth below.
NuPathe Inc.
227 Washington Street, Suite 200
Conshohocken, PA 19428
Attn: Michael F. Marino, Secretary
Item 6. Exhibits.
The information required by this Item 6 is set forth in the Exhibit Index hereto which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUPATHE INC.
Date: November 12, 2010	By:	/s/ Keith A. Goldan
Keith A. Goldan
Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer of the registrant)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of NuPathe Inc.	8-K	001-34836	3.1	August 12, 2010

3.2	Bylaws of NuPathe Inc.	8-K	001-34836	3.2	August 12, 2010

4.1	Amended and Restated Investor Rights Agreement, dated as of July 8, 2008, as amended on July 20, 2010 and August 4, 2010	S-1/A	333-166825	4.1	August 5, 2010

10.1	NuPathe Inc. 2010 Omnibus Incentive Compensation Plan	—	—	—	—	X

10.2	Form of Incentive Stock Option Grant Agreement for awards under NuPathe Inc. 2010 Omnibus Incentive Compensation Plan	—	—	—	—	X

10.3	Form of Nonqualified Stock Option Grant Agreement for awards under NuPathe Inc. 2010 Omnibus Incentive Compensation Plan	—	—	—	—	X

10.4	Form of Nonqualified Stock Option Grant Agreement for awards to non-employee directors under NuPathe Inc. 2010 Omnibus Incentive Compensation Plan	—	—	—	—	X

10.5	Form of Restricted Stock Grant Agreement for awards under NuPathe Inc. 2010 Omnibus Incentive Compensation Plan	—	—	—	—	X

10.6	NuPathe Inc. 2010 Employee Stock Purchase Plan	S-1/A	333-166825	10.14	July 21, 2010

10.7	NuPathe Inc. Non-Employee Director Compensation Policy	—	—	—	—	X

10.8	Employment Agreement, dated October 7, 2010, by and between NuPathe Inc. and Michael F. Marino	—	—	—	—	X

10.9	List of current directors with Indemnification Agreements with NuPathe Inc.	—	—	—	—	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*

*	Furnished herewith.