Form 10-K
period 2010-12-31
NUPATHE INC.
filed 2011-03-18
CIK 1375200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-34836

NuPathe Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2218246 (IRS Employer Identification number)

227 Washington Street Suite 200 Conshohocken, Pennsylvania (Address of principal executive offices)	19428 (Zip Code)
Registrant’s telephone number, including area code: (484) 567-0130

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC (The NASDAQ Global Market)
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price or the average bid and asked price of such common equity, as June 30, 2010 is not provided because the registrant’s common equity did not commence trading on The NASDAQ Global Market until August 6, 2010.
As of February 14, 2011, 14,549,461 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

NUPATHE INC.
Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2010

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Form 10-K that are not historical facts are hereby identified as forward-looking statements for this purpose and include, among others, statements relating to:
•	our plans to develop and commercialize Zelrix and our other product candidates;
•	the timing of, and our ability to obtain, marketing approval of Zelrix and our other product candidates;
•	the timing of our anticipated commercial launch of Zelrix and our other product candidates;
•	our ongoing and planned preclinical studies and clinical trials;
•	the rate and degree of market acceptance of Zelrix and any other future products;
•	the size and growth of the potential markets for Zelrix and our other product candidates and our ability to serve those markets;
•	our commercialization and marketing capabilities;
•	our ability to obtain and maintain intellectual property protection and the scope of such protection;
•	legal and regulatory developments in the U.S. and foreign countries;
•	the performance of third party manufacturers;
•	our ability to establish and effectively manage a supply chain;
•	our ability to acquire or license suitable product candidates or technologies from third parties;
•	future expenses and capital requirements;
•	the sufficiency of our cash and cash equivalents to fund our operations and capital requirements through FDA approval and into the expected commercial launch of Zelrix in the first half of 2012; and
•	our ability to raise additional capital in sufficient amounts or on terms acceptable to us;
as well as other statements relating to our projections, expectations, beliefs, future performance or plans or objectives for future operations (including assumptions underlying or relating to any of the foregoing). Forward-looking statements may appear throughout this Form 10-K, including without limitation, in the following sections: Item 1 “Business,” Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8 “Financial Statements and Supplementary Data.” Forward-looking statements generally can be identified by words such as “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” and similar expressions, although not all forward-looking statements contain these identifying words.
Forward-looking statements are based upon our current expectations and beliefs and are subject to risks and uncertainties that could cause actual results to differ materially and adversely from those expressed or implied by such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K, and in particular the risks and uncertainties discussed under the caption “Risk Factors” and those discussed in other documents we file with the Securities and Exchange Commission (SEC). As a result, you should not place undue reliance on forward-looking statements.
Additionally, the forward-looking statements contained in this Form 10-K represent management’s views as of the date of this Form 10-K (or any earlier date indicated in such statement). While we may update certain forward-looking statements from time to time, we specifically disclaim any obligation to do so, whether as a result of new information, future developments or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our periodic and current reports to the SEC. The foregoing cautionary statements are intended to qualify all forward-looking statements wherever they may appear in this Form 10-K.

i

PART I

ITEM 1.	BUSINESS
Overview
We are a specialty pharmaceutical company focused on the development and commercialization of branded therapeutics for diseases of the central nervous system, including neurological and psychiatric disorders. We were incorporated in the State of Delaware in January 2005. Our most advanced product candidate, Zelrix, is a single-use, transdermal system applied as a patch to the upper arm or thigh for the treatment of acute migraine. Zelrix incorporates our proprietary SmartRelief technology. SmartRelief uses a mild electrical current to actively deliver sumatriptan through the skin in a process called iontophoresis.
We submitted a New Drug Application, or NDA, for Zelrix to the United States Food and Drug Administration, or FDA, in October 2010. The NDA is supported by Phase III clinical data in which Zelrix was evaluated in 796 patients and 8,913 migraines. The Prescription Drug User Fee Act date, or PDUFA date, for our NDA is August 29, 2011. The PDUFA date is the target date for the FDA to complete its review of the NDA. If approved, Zelrix will be the first transdermal patch for the treatment of migraine. Subject to the approval of our NDA, we plan to build our own specialty sales force in the U.S. to launch Zelrix.
Migraine is a debilitating neurological disease that affects approximately 31 million people in the U.S. In 2010, according to IMS Health Inc., or IMS, a leading provider of pharmaceutical industry market data, U.S. sales of prescription products for migraine exceeded $1.7 billion, over 97% of which were for a class of medication called triptans. Sumatriptan, the active ingredient in Zelrix, is the most prescribed triptan and is currently available in oral, nasal and injectable formulations
In a majority of their migraines, most patients suffer from one or more significant gastrointestinal problems, which include nausea, vomiting and a compromised ability to digest, known as decreased gastric motility. Nausea and vomiting impede the use of oral medications, while reduced gastric motility can result in low and inconsistent absorption of oral medications which we believe may cause migraine patients, or migraineurs, to fail to respond consistently to such medications.
The American Academy of Neurology, or AAN, guidelines recommend a non-oral route of administration for migraineurs who experience nausea or vomiting as significant migraine symptoms. Despite this recommendation and the prevalence of nausea and vomiting, IMS reported that non-oral formulations comprised only 4% of triptan units sold in the U.S. in 2010. We believe the frequency of adverse events associated with non-oral migraine treatments, such as nasal and injectable formulations, contributes to the low adoption rate of these medications.
We believe Zelrix will be an attractive treatment option for migraineurs who suffer from nausea or vomiting with migraine and for those who experience inconsistent relief or adverse events from their current treatment because Zelrix was designed to:
•	Circumvent nausea and vomiting. Because Zelrix is administered transdermally, we believe that nausea and vomiting relating to a migraine will not impede its use.
•
Increase consistency of response. Because Zelrix does not depend on gastrointestinal absorption, its absorption will not be compromised by the reduced gastric motility experienced by some migraineurs. As a result, we believe that Zelrix will provide more consistent relief than oral medications.

•
Minimize triptan adverse events. Because Zelrix tightly controls the delivery of sumatriptan, we believe its use will result in a low incidence of triptan adverse events while effectively treating migraine — as demonstrated in our clinical trials.

We also have two other proprietary product candidates in preclinical development that address large market opportunities, NP201 for the continuous symptomatic treatment of Parkinson’s disease and NP202 for the long-term treatment of schizophrenia and bipolar disorder.

Our Product Candidates
The following table summarizes key information about our existing product candidates. We hold worldwide commercialization rights to all of our product candidates.

Product
Candidate	Indication(s)	Description	Development Status

Zelrix	Acute migraine	Active, single-use sumatriptan transdermal patch	•	NDA submitted in October 2010. PDUFA date is August 29, 2011.
			•	One ongoing long-term, open label Phase III trial.

NP201	Parkinson’s disease	Ropinirole two-month implant	•	Expected Investigational New Drug submission during first half of 2011.
			•	Preclinical proof of concept completed.

NP202	Schizophrenia and bipolar disorder	Atypical antipsychotic three-month implant	•	Expected Investigational New Drug submission in 2012.
			•	Prototype development in progress.
Migraine Market
Overview
Migraine is a debilitating neurological disease that affects approximately 31 million people in the U.S. Symptoms of migraine include moderate to severe headache pain, nausea and vomiting, photophobia, or abnormal sensitivity to light, and phonophobia, or abnormal sensitivity to sound. Most migraines last between four and 24 hours, but some last as long as three days. According to an article by Dr. Richard Lipton published in 2007 in Neurology, a peer-reviewed medical journal, 63% of migraineurs experience between one and four migraines per month, and 31% of migraineurs experience three or more migraines per month. Migraineurs are limited in their daily function during a migraine and often seek dark, quiet surroundings until the migraine has passed.
According to another article by Dr. Richard Lipton, published in 2001 in Headache, a peer-reviewed medical journal, over 18% of women and over 6% of men in the U.S. experience migraines. Lipton further reported that migraines are most common in the working population, from 25 to 55 years old, and can be sufficiently serious to cause migraineurs to miss work or school. According to an article by Dr. Kevin Hawkins published in 2008 in Headache, estimated direct medical expenditures for migraine, including outpatient costs, pharmaceutical costs, inpatient costs and emergency department costs, exceed $11.0 billion per year in the U.S.
Over 13 million prescriptions for medications indicated for acute migraine were filled in the U.S. in 2010, according to IMS. More than 90% of these prescriptions were for triptans. Triptan sales in the U.S. in 2010 equaled $1.7 billion, with approximately 123 million individual units sold.
Migraine-Associated Nausea and Vomiting
Symptoms other than headache pain contribute significantly to the disability caused by acute migraine. In particular, nausea and vomiting during a migraine can be severe and incapacitating. According to an article by Dr. Stephen Silberstein published in 1995 in Headache, 92% of migraineurs have experienced nausea at least once during a migraine, and 56% of these migraineurs experience nausea in a majority of migraines. Silberstein also reported that 68% of migraineurs have experienced vomiting at least once during a migraine, and 32% of these migraineurs experience vomiting in a majority of migraines. Accordingly, these data indicate that 52% of all migraineurs experience nausea in a majority of migraines and 22% of all migraineurs experience vomiting in a majority of migraines.

Migraine-Associated Gastroparesis
According to an article by Dr. Aurora, published in 2006 in Headache, which details a study conducted in 10 subjects with migraine and 10 subjects with no history of migraine, migraineurs experienced, to varying degrees, paralysis of the muscles of the stomach, or gastroparesis. Dr. Aurora reported that this gastroparesis can result in up to an 80% slower rate of digestion, or gastric motility, in migraineurs. We believe that reduced gastric motility experienced by migraineurs during a migraine may result in low and inconsistent absorption of oral medications and is one of a variety of factors that may cause patients to fail to respond consistently to such medications.
Treatment of Acute Migraine
The FDA has approved acute migraine prescription medications in four classes:
•	Triptans, including a triptan combination;
•	Ergotamines (including dihydroergotamine, or DHE);
•	Analgesic combinations; and
•	A non-steroidal anti-inflammatory drug, or NSAID, which commercially launched in June 2010.
Currently, triptans constitute the most prescribed class of medication for the treatment of acute migraine in the U.S. Sumatriptan, approved by the FDA in 1992, is the most prescribed triptan, according to IMS.
The following table summarizes U.S. unit and dollar sales information for 2010, by product class, for prescription products indicated for the treatment of acute migraine, based on IMS data:

2010 Units
			Route of	Sold(1)	2010 Sales
Product Class	Key Product Brands (Drug)		Administration	(% Total)	(% Total)
Triptan	• •	Generic sumatriptan and Imitrex Maxalt (rizatriptan)	Tablet, orally disintegrating tablet, nasal spray, injection	123.1 million (74.5%)	$1.63 billion (96.6%)
	•	Zomig (zolmitriptan)
	•	Relpax (eletriptan)
	•	Treximet (sumatriptan/naproxen)
	•	Sumavel DosePro (subcutaneous sumatriptan)

Analgesic Combination	•	Epidrin, Midrin, Migrazone and generics (isometheptene mucate, dichloralphenazone, acetaminophen)	Capsule	37.3 million (22.6%)	$17.5 million (1.0%)
	•	Prodrin (acetaminophen, caffeine, isometheptene)

Ergotamine	• •	Migranal (dihydroergotamine) DHE-45 and generics (dihydroergotamine)	Nasal spray, injection, tablet suppository	4.8 million (2.9%)	$40.7 million (2.4%)
	•	Cafergot and generics (dihydroergotamine, caffeine)

(1)	A unit represents a single dose of each medication.

As of December 31, 2010, there were seven commercially available triptan medications in the U.S. utilizing a variety of routes of administration: tablet, orally disintegrating tablet, nasal spray and injection. According to IMS, oral triptans, in tablet and orally disintegrating tablet formulations, accounted for 96% of triptan units sold in the U.S. in 2010, while non-oral triptans, in nasal spray and injectable formulations, accounted for only 4% of such triptan units.
Limitations of Current Treatments for Acute Migraine
We believe that most marketed migraine therapies are subject to significant limitations, including:
•
Administration challenges from nausea and vomiting. Patients with nausea often delay taking medication until the nausea subsides, may skip treatment altogether or, in extreme cases, force themselves to vomit. According to a survey conducted by the National Headache Foundation in 2008, 48% of respondents who ever experienced nausea or vomiting with a migraine reported that the nausea or vomiting had a moderate to major impact on when or how they take migraine medications. In the same survey, some migraineurs reported they delay taking migraine medication until nausea subsides, while others reported they avoid taking their migraine medication altogether because of nausea or vomiting. This runs contrary to well-accepted clinical practice, which stresses the importance of treating migraines without delay.

•
Poor or inconsistent relief. According to a 2001 article by Dr. Michel Ferrari published in The Lancet, a peer-reviewed medical journal, clinical trials have demonstrated that at least 40% of migraineurs fail to respond consistently to oral triptans. Based on data from multiple published third party clinical trials, including those described in a 2005 article by Dr. David Dodick published in Headache, we believe patients’ failure to respond consistently results from a variety of causes, including low and inconsistent absorption of oral medication because of reduced gastric motility.

•
Fear of adverse events. Many patients avoid or delay treatment because they fear adverse events, including triptan adverse events. Triptan adverse events include chest tightness, chest heaviness, numbness of the extremities, paresthesias, or tingling, and panic. According to U.S. prescribing information, the incidence of triptan adverse events is 47% for injection and up to 14% for oral sumatriptan. According to a 2003 article by Dr. R. Michael Gallagher published in Headache, 67% of migraine patients who use prescription migraine medication reported that they had delayed or avoided taking a prescription migraine medication due to concerns about adverse events.

As a result of these limitations, we believe that many migraineurs are dissatisfied with currently marketed medications. According to an article by Dr. Marcelo Bigal published in 2007 in Headache, over 80% of patients currently using a triptan have used a different triptan in the past and over 48% have used two or more different triptans or different formulations of the same triptan in the past. Bigal also reported that 79% of migraineurs stated that they would try a new medication.
Our Solution: Zelrix
We designed Zelrix specifically to overcome these limitations. Zelrix is an active, single-use sumatriptan transdermal patch that is applied during a migraine. Zelrix provides controlled delivery of sumatriptan through a non-oral route of administration. This approach is consistent with the AAN guidelines that recommend non-oral therapies for migraineurs who experience nausea or vomiting as significant migraine symptoms.
Zelrix Design
Zelrix utilizes SmartRelief, our proprietary transdermal delivery technology. SmartRelief uses a mild electrical current to actively deliver medication through the skin in a process called iontophoresis. To use Zelrix, a patient applies the patch to the upper arm or thigh and presses a button. Zelrix actively delivers sumatriptan for four hours. The patient may remove the patch whenever convenient after the dosing period.

Potential Benefits of Zelrix
We believe that Zelrix overcomes the limitations of currently marketed migraine medications by:
•
Circumventing nausea and vomiting. Because Zelrix is administered transdermally, we believe that it will be an attractive treatment option for migraineurs suffering from nausea or vomiting who might otherwise delay or avoid taking medication.

•
Increasing consistency of response. Because Zelrix does not depend on gastrointestinal absorption, we believe that its absorption will not be compromised by reduced gastric motility experienced by some migraineurs. As a result, we believe that Zelrix will provide more consistent relief than oral medications.

•
Minimizing triptan adverse events. By tightly controlling the delivery of sumatriptan, Zelrix is designed to deliver sumatriptan plasma levels without exceeding levels that were associated with an increased prevalence of triptan adverse events reported by subjects treated with oral and injectable sumatriptan in our clinical trials. Because Zelrix tightly controls the delivery of sumatriptan, we believe that Zelrix use will result in a low incidence of triptan adverse events while effectively treating migraine — as demonstrated in our clinical trials.

Patches have been used in the U.S. for decades for the transdermal delivery of various medications for a wide variety of indications, including nicotine addiction, birth control and pain relief. Because of the potential benefits of Zelrix and the familiarity of physicians and patients with patches, we believe that this route of administration of medication will be readily accepted by migraineurs.
Our Zelrix Development Program
We submitted an NDA for Zelrix to the FDA in October 2010 under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDCA. The NDA is supported by Phase III clinical data in which Zelrix was evaluated in 796 patients and 8,913 migraines. In addition to our Zelrix data, under Section 505(b)(2), our NDA submission is based on existing published data and the FDA’s previous finding of the safety and effectiveness of Imitrex.
Our clinical trial program for Zelrix consists of:
•	Eight Phase I clinical trials;
•	One pivotal Phase III clinical trial; and
•	Two long-term, open label Phase III trials, one of which has been completed and the other is expected to be completed in August 2011; and
•	One skin irritation study.
We established the primary and key secondary efficacy endpoints for our pivotal Phase III clinical trial for Zelrix based on discussions with the FDA. We believe, also based on our discussions with the FDA, that we are not required to conduct a second pivotal Phase III clinical trial for Zelrix. Also, because Zelrix will be applied to the skin, the FDA may require that we conduct a skin sensitization study. However, based on discussions with the FDA, we believe that the skin sensitization data being collected during our two long-term, open label Phase III trials has the potential to be sufficient, subject to review by the FDA as part of the Zelrix NDA, without the need to conduct a separate skin sensitization study.
Pivotal Phase III Clinical Trial
Our pivotal Phase III clinical trial for Zelrix was a randomized, double-blind, placebo-controlled trial designed to compare the safety and efficacy of Zelrix to an active transdermal placebo patch in patients with acute migraine. The inclusion criteria for the trial required that, in the three months prior to being randomized into the trial, patients generally had experienced moderate to severe pain during a migraine, had experienced migraines for at least one year and had reported from one to six migraines per month. Patients remained in the trial until they treated one migraine with a patch or two months after randomization into the trial, whichever occurred first.

The primary efficacy endpoint for the trial was the proportion of patients treated with Zelrix who were headache pain free at two hours after patch application compared to patients treated with placebo. Using a standard migraine diary, patients rated their baseline headache pain severity immediately prior to applying a patch using a four-point scale, with zero for no pain, one for mild pain, two for moderate pain and three for severe pain. Patients applied a patch only if they rated their baseline headache pain severity as a two (moderate) or three (severe). Patients also rated the presence or absence of nausea, photophobia and phonophobia immediately prior to applying a patch. After patch application, patients recorded headache pain severity and presence or absence of nausea, photophobia and phonophobia at 0.5, 1, 2, 3, 4, 6, 12 and 24 hours.
Pivotal trials for all previously FDA approved triptans have used pain relief, which means reduction from severe or moderate pain to mild or no pain, as a primary efficacy endpoint. We believe pain free, which required the patient to record zero (none) with respect to headache pain severity, is a more exacting standard than pain relief.
The key secondary endpoints for our pivotal Phase III clinical trial were:
•	The proportion of patients treated with Zelrix who were nausea free at two hours after patch application compared to patients treated with placebo;
•	The proportion of patients treated with Zelrix who were photophobia free at two hours after patch application compared to patients treated with placebo; and
•	The proportion of patients treated with Zelrix who were phonophobia free at two hours after patch application compared to patients treated with placebo.
Safety assessments in the trial included:
•	Adverse event assessments;
•	Investigator skin irritation examination scores; and
•	Subject skin irritation self-examination scores.
In this trial, we treated 469 patients at 38 investigative sites in the U.S. The patient demographics of this trial were similar to those reported in other large scale migraine clinical trials. The Zelrix patient population included 197 women and 37 men. The placebo patient population included 201 women and 34 men. Each patient population had a mean age of approximately 41 years. We completed this trial in July 2009. Zelrix met each of the primary and key secondary endpoints with statistical significance. The following table summarizes the analysis of the primary endpoint, headache pain free at two hours and selected secondary endpoints:

	Zelrix		Placebo
ITT Analysis (1)	Patients		Patients
Symptom Two Hours After Patch Application — LOCF (2)	226 Total	%	228 Total	%	% Difference	p value (3)
Headache pain free	40	17.7%	21	9.2%	8.5%	0.0092
Headache pain relief	119	52.9	65	28.6	24.3	<0.0001
Nausea free	189	83.6	144	63.2	20.4	<0.0001
Photophobia free	116	51.3	83	36.4	14.9	0.0028
Phonophobia free	125	55.3	89	39.0	16.3	0.0002

(1)
Intent-to-Treat (ITT) Analysis: Patients are analyzed in the groups to which they were randomized, regardless of whether they received or adhered to the allocated treatment. ITT analysis provides unbiased comparisons among the treatment groups and is the primary statistical analysis used by the FDA.

(2)	Last Observation Carried Forward: Last observation carried forward is a method to address missing data. For each individual, missing values are replaced by the last observed value of that variable.

(3)
The results of a clinical trial are statistically significant if they are unlikely to have occurred by chance. We determined the statistical significance of the trial results based on a widely used, conventional statistical method that establishes the p value of the results. The FDA requires a p value of 0.05 or less to demonstrate statistical significance.

In addition to achieving statistically significant results for the primary and key secondary endpoints, Zelrix also demonstrated statistically significant results for a number of other secondary endpoints, including:
•
Headache pain relief within one hour. Zelrix demonstrated statistically significant headache pain relief at one hour after patch application, with 29% of Zelrix patients experiencing headache pain relief as compared to 19% of placebo patients (p = 0.0123). While not statistically significant, 38% more Zelrix patients than placebo patients experienced pain relief in 30 minutes, 29 of 226 Zelrix patients compared to 21 of 228 placebo patients.

•
Sustained pain relief. In a retrospective analysis we conducted, for those patients who experienced pain relief at two hours, Zelrix demonstrated statistically significant sustained pain relief at each measurement point from two hours through 24 hours after patch application, with 34% of Zelrix patients experiencing sustained pain relief as compared to 21% of placebo patients (p = 0.0015). For purposes of this analysis, we defined patients with sustained relief as patients with no pain or mild pain at all measurement points from two hours through 24 hours after patch application and who had not taken rescue medication.

•
Freedom from nausea within one hour. Zelrix demonstrated statistically significant freedom from nausea at one hour after patch application, with 71% of Zelrix patients being nausea free as compared to 58% of placebo patients (p = 0.0251).

•
Freedom from migraine. Zelrix demonstrated statistically significant freedom from migraine at two hours after patch application, with 16% of Zelrix patients being migraine free as compared to 8% of placebo patients (p = 0.0135). Freedom from migraine means the absence of headache, nausea, photophobia and phonophobia.

•
Decreased use of rescue medication. Zelrix demonstrated a statistically significant difference in the number of patients that used pain or nausea rescue medication during the 24 hours after patch application, with 40% of Zelrix patients using rescue medication as compared to 60% of placebo patients (p <0.0001). Rescue medications are any additional medications taken by the patient to relieve symptoms of migraine after patch application.

A total of 117 patients, or 50% of patients, receiving Zelrix and 103 patients, or 44% of patients, receiving the placebo patch experienced at least one treatment-emergent adverse event, which is an event that was not present prior to patch application or a worsening of either the intensity or frequency of a symptom following patch application. The most common adverse events reported in the trial among patients receiving Zelrix related to the application site and included application site pain and application site tingling. There were no deaths or serious adverse events in this trial. Zelrix demonstrated skin tolerability typical of other transdermal products, with mild to moderate redness generally present upon patch removal.
Patients receiving Zelrix exhibited a low incidence of triptan adverse events, with 1.7% experiencing atypical sensations and 1.7% experiencing pain and other pressure sensations. Patients described all of these adverse events to be of mild intensity, except for one adverse event, which a patient described as “cold sensation head” of moderate intensity.
Long-Term, Open Label Phase III Trials
We have completed one long-term, open label Phase III trial and have a second which we expect to complete in August 2011. These trials evaluate the safety of Zelrix in the treatment of acute migraine over 12 months. Patient eligibility requirements in these trials are similar to the requirements for our completed pivotal Phase III clinical trial. As of December 31, 2010, Zelrix has been evaluated in 662 patients in these trials.

Phase I Clinical Trials
We have completed eight Phase I clinical trials of Zelrix. In four of these Phase I clinical trials, we evaluated Zelrix prototypes and design characteristics in healthy adult subjects to establish proof of concept. In the fifth Phase I clinical trial, we compared the pharmacokinetics of Zelrix to oral Imitrex in patients with migraine. Pharmacokinetics refers to a drug’s absorption, distribution and metabolism in, and excretion from, the body and measures, among other things, bioavailability of a drug, or concentration of drug in the plasma.
In the sixth Phase I clinical trial, we compared the pharmacokinetics of Zelrix to three routes of administration of Imitrex in healthy adult subjects: 20 mg nasal spray, 100 mg tablet and 6 mg injection. As intended, treatment with Zelrix resulted in sumatriptan plasma levels between the levels of 20 mg Imitrex nasal spray and the 100 mg Imitrex oral tablet. After Zelrix application, sumatriptan absorption in plasma reached therapeutic levels within 30 minutes. In addition, in this trial, treatment with Zelrix resulted in less variability in sumatriptan plasma levels than either 100 mg oral tablet or 20 mg nasal spray formulations, supporting our belief that transdermal administration provides more predictable delivery by bypassing absorption through the gastrointestinal system.
At the time of patch removal, more than 75% of subjects had no or minimal skin redness, and within 48 hours following patch removal, all subjects had no or minimal skin redness. We also evaluated adverse events by different routes of administration. The trial categorized adverse events as either “Atypical Sensations” or “Pain and Pressure Sensations.” The following table sets forth each of these adverse events by category for each route of administration:
Summary of Triptan Adverse Events

Number of Subjects Reporting Event (%)
Nasal
Adverse Event		Zelrix	Spray	Injection	Oral
Categorization	Preferred Term	(17 Subjects)	(23 Subjects)	(23 Subjects)	(23 Subjects)
Atypical Sensation	Any adverse events	—	—	14 (60.9%)	2 (8.7%)
	Burning sensation mucosal	—	—	3 (13.0%)	—
	Ear discomfort	—	—	1 (4.3%)	—
	Facial pain	—	—	1 (4.3%)	—
	Feeling hot	—	—	2 (8.7%)	—
	Flushing	—	—	6 (26.1%)	—
	Head discomfort	—	—	1 (4.3%)	1 (4.3%)
	Hot flush	—	—	3 (13.0%)	1 (4.3%)
	Sensation of heaviness	—	—	1 (4.3%)	—
	Sensation of pressure	—	—	1 (4.3%)	—

Pain and Pressure Sensation	Any adverse events	—	—	2 (8.7%)	4 (17.4%)
	Neck pain	—	—	—	2 (8.7%)
	Sensation of heaviness	—	—	1 (4.3%)	1 (4.3%)
	Sensation of pressure	—	—	1 (4.3%)	1 (4.3%)

In subjects treated with oral and injectable sumatriptan, all of the triptan adverse events occurred in subjects with sumatriptan plasma levels exceeding 50 nanograms per milliliter. In this trial, the maximum sumatriptan plasma level observed for subjects receiving Zelrix reached therapeutic levels, but did not exceed 50 nanograms per milliliter. We believe the ability of Zelrix to control sumatriptan plasma levels within this dosing range explains why subjects receiving Zelrix in this trial did not experience triptan adverse events.
The seventh Phase I clinical trial compared the pharmacokinetics of Zelrix in 8 healthy elderly volunteers to 24 healthy young adult volunteers and the pharmacokinetics of Zelrix applied to the upper arm and applied to the thigh. The results from this study demonstrated no clinically significant difference in the pharmacokinetic profile of Zelrix based upon age or application site.

The eighth Phase I clinical trial was a confirmatory bioavailability study in which pharmacokinetic analysis was conducted in 30 healthy adult subjects. This trial was successfully completed and the data included in our NDA.
Skin Irritation Study
In order to evaluate the skin irritation profile of Zelrix, we measured the amount of skin irritation resulting from repeated application of Zelrix in 10 healthy adult subjects. This study was successfully completed and the data included in our NDA.
Commercial Strategy
If Zelrix is approved by the FDA, we plan to build a commercial infrastructure to launch Zelrix in the U.S., including a specialty sales force of approximately 100 people. We expect to direct our marketing efforts at high potential prescribers of Zelrix, primarily consisting of neurologists and headache specialists. We believe a sales force of this size will enable us to address a significant portion of the commercial opportunity for Zelrix. We may seek to further penetrate the U.S. market in the future by expanding our sales force or through collaborations with other pharmaceutical or biotechnology companies. This would enable us to target additional physicians who are high prescribers of migraine medications.
Once we establish our commercial infrastructure, we may acquire additional products to market and sell or collaborate with pharmaceutical or biotechnology companies to market and sell their products using our sales force. We may also seek to commercialize Zelrix outside the U.S., although we currently plan to do so only with a collaborator.
Pipeline Products
In addition to migraine, we also seek to identify other market opportunities in central nervous system disorders for which improved medication delivery can address significant medical needs. Our current research and development pipeline consists of two preclinical product candidates, one for the treatment of Parkinson’s disease and one for the treatment of schizophrenia and bipolar disorder.
NP201: Product candidate for the continuous symptomatic treatment of Parkinson’s disease
Parkinson’s disease is a progressive, degenerative disease characterized by movement symptoms such as tremor or trembling in the hands, arms, and legs; rigidity of the limbs and trunk; slowness of movement; and impaired balance and coordination. According to the Parkinson’s Disease Foundation, Parkinson’s disease affects about one million people in the U.S. and more than four million people worldwide. Although symptoms of Parkinson’s disease can appear at any age, the average age of onset is 60.
The loss of neurons in the brain that help to control movement causes Parkinson’s disease. These neurons produce dopamine, a neurotransmitter that transmits signals that control movement. Currently, no cure exists for Parkinson’s disease. Symptomatic treatments rely on the replacement of dopamine through either levodopa, which the brain converts to dopamine, or dopamine agonists, which mimic dopamine.
Multiple challenges complicate the treatment of Parkinson’s disease. Intermittent dosing of oral medications leads to periods of “on” after dosing and periods of “off” as the medication wears off. During “on” periods, excessive levels of medication can produce adverse events, primarily abnormal movements. During “off” periods, low levels of medication lead to poor efficacy. In addition, Parkinson’s disease is a progressive disease, which causes patients to become less responsive to their medication over time and more sensitive to excessive drug levels.
The majority of Parkinson’s disease patients currently use oral medications that require administration one to three times per day, exposing the patient to varying medication levels. The intermittent dosing of oral medications further complicates treatment, as patients experience periods of “on” after dosing and periods of “off” as the medication wears off. According to a 2009 article by Dr. Fabrizio Stocchi published in Parkinsonism and Related Disorders, a peer-reviewed medical journal, experts believe that intermittent dosing may result in more frequent and serious adverse events and may hasten the progression of Parkinson’s disease by causing harm to the remaining dopamine receptors. As Dr. Stocchi reported, studies suggest that continuous medication delivery can alleviate the symptoms of Parkinson’s disease without inducing the abnormal movements caused by too much medication.

Only two Parkinson’s disease medications currently provide for continuous delivery, and neither is approved in the U.S. Duodopa is a levodopa/carbidopa gel marketed by Abbott Laboratories that requires the surgical insertion of a tube into the patient’s small intestine. APO-go is an injectable apomorphine marketed by Britannia Pharmaceuticals Limited that requires the patient to wear a pump around his or her waist. Because both APO-go and Duodopa are difficult to administer, they are generally reserved for complicated and difficult to control patients.
We designed NP201 to provide continuous delivery of Parkinson’s disease medication in an easy to administer and tolerable dose formulation. NP201 consists of our LAD technology combined with ropinirole, a generic, FDA approved dopamine agonist also known as Requip. After administration, NP201 is designed to slowly dissolve while releasing ropinirole.
We have studied NP201 in several animal models. We believe the data from these studies suggest that NP201 can provide continuous, stable medication levels for up to two months. In addition, we completed a proof of concept study in a well-accepted animal model of Parkinson’s disease that we believe suggests NP201 has the potential to provide continuous symptomatic relief for up to two months per dose and to significantly decrease the incidence of adverse events associated with current treatments.
In March 2010, we met with the FDA to discuss our development plan for NP201. Based on this meeting, we believe that we can submit an NDA for NP201 under Section 505(b)(2) of the FDCA and that the FDA will require only a single successful pivotal Phase III clinical trial for approval. We initiated an acute toxicology study for NP201 in the fourth quarter of 2010 and plan to submit an Investigational New Drug Application, or IND, in the first half of 2011.
NP202: Product candidate for the long-term treatment of schizophrenia and bipolar disorder
Schizophrenia is a life-long serious psychiatric illness that causes people to lose touch with reality and often interferes with their ability to think clearly, manage emotions, make decisions and relate to others. Bipolar disorder, or manic depression, is another life-long psychiatric illness that causes extreme shifts in mood, energy and functioning. These changes may be subtle or dramatic and typically vary greatly over the course of a person’s life as well as among individuals.
According the National Alliance on Mental Illness, schizophrenia affects over two million adults in the U.S., while bipolar disorder affects over ten million adults in the U.S. According to an article by Dr. Eric Wu published in 2005 in The Journal of Clinical Psychiatry, a peer-reviewed medical journal, as of 2002 the estimated direct healthcare costs of schizophrenia in the U.S. were $22.7 billion, including outpatient care, medications and long-term care.
Patient compliance with medication has been a long-standing problem in the treatment of schizophrenia. As reported in an article by Dr. Jeffrey Lieberman published in 2005 in The New England Journal of Medicine, a peer-reviewed medical journal, the Clinical Antipsychotic Trials in Intervention Effectiveness, or CATIE, study, conducted between 2001 and 2004, indicated that 74% of schizophrenia patients become non-compliant with their medication within 18 months of commencing the use of medication. According to an article by Patricia Thieda published in 2003 in Psychiatric Services, a peer-reviewed medical journal, schizophrenia patients with poor compliance are more than twice as likely to experience relapse than patients with good compliance. We believe medication compliance represents a significant opportunity for improved treatments.
In an attempt to improve patient compliance, physicians administer antipsychotic drugs through depot injections. Depot injections release medication over a longer period than conventional injections or oral medications. Depot injection products include Risperdal Consta and Invega Sustenna, both marketed by Johnson & Johnson, and Zyprexa Relprew, marketed by Eli Lilly & Co. These drugs provide two to four weeks of therapy per dose.

We believe that NP202 potentially could provide a significant improvement over existing treatment options for patients suffering from schizophrenia or bipolar disorder because:
•
We are developing NP202 to provide up to three months of continuous delivery of an atypical antipsychotic with a single dose. Currently available products provide therapy for only two to four weeks, resulting in frequent physician visits and increasing the risk of non-compliance;

•
We are designing NP202 to allow a physician to remove the implant at any time during the dosing period. With currently available injectable products, physicians and patients cannot stop therapy, which may discourage some physicians and patients concerned about adverse events; and

•
We are developing NP202 as an easy to administer, pre-loaded injectable product that can be stored at room temperature. Risperdal Consta, the leading depot injectable product, must be prepared and mixed prior to administration.

We have developed NP202 prototype products, initiated pre-IND activities and plan to submit an IND to the FDA in 2012.
Our Proprietary Delivery Technologies
Our current drug development activities use two proprietary medication delivery technologies: SmartRelief and LAD. Zelrix incorporates SmartRelief, while NP201 and NP202 both incorporate LAD. We have exclusive worldwide rights to both technologies.
SmartRelief Technology
SmartRelief is our proprietary transdermal medication delivery technology based on iontophoresis, a non-invasive method of actively transporting molecules, such as sumatriptan, that are not able to be delivered passively through the skin. Iontophoresis involves the application of a mild electrical current to the skin through two reservoirs. One reservoir contains ionized, or charged, medication. The other reservoir contains a counter ion, commonly sodium chloride, or salt. When a current is applied, medication molecules travel out of the reservoir into the skin, where blood vessels absorb and disburse them throughout the body.
Unlike passive transdermal technologies, which rely on diffusion for medication delivery, iontophoresis controls the amount and rate of medication delivery. Iontophoresis enables transdermal delivery of a variety of medications that cannot be delivered passively through the skin. It is possible to deliver a variety of different medications, including proteins and peptides, using iontophoresis. The FDA has approved two pharmaceutical products incorporating iontophoresis, Johnson & Johnson’s IONSYS system and Vyteris, Inc.’s LidoSite topical system for analgesia, and multiple iontophoretic medical devices.
Long-Acting Delivery Technology
We designed LAD to improve the control, consistency and convenience of medication delivery. LAD is comprised of a biodegradable polymer matrix using commonly available medical polymers and an active drug, combined to form a small implant for injection just below the skin. We also have designed LAD to allow a physician to remove it using a minor surgical procedure if a decision is made to stop therapy.
To date, we have tested several neuropsychiatric compounds formulated with LAD in multiple animal models. Based on these studies, we believe LAD has the potential to treat patients for one to three months with a single dose of a therapy. As a result, we believe LAD has the potential, depending upon the indication, to improve one or more of efficacy, medication compliance and incidence of adverse events. We have not yet tested LAD in humans.

Manufacturing
We currently have no manufacturing facilities and limited personnel with manufacturing experience. We currently use, and expect to depend on, third party contract manufacturers to manufacture Zelrix and our other product candidates for our preclinical and clinical needs and, if we obtain marketing approval for our product candidates, for commercial supply. We believe our reliance on contract manufacturing helps us control our expenses, as the construction, maintenance and insurance of pharmaceutical manufacturing facilities requires significant capital.
We have established an internal quality control and quality assurance program, including a set of standard operating procedures and specifications consistent with current Good Manufacturing Practices, or cGMP. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. We depend on our third party contract manufacturers for continued compliance with cGMP requirements.
Multiple pharmaceutical manufacturers produce sumatriptan, the active ingredient in Zelrix. We currently purchase sumatriptan from two suppliers and the various components of SmartRelief from multiple manufacturers, all on a purchase order basis.
Under the terms of a development and license agreement that we entered into in September 2007, LTS Lohmann Therapie-Systeme AG, or LTS, manufactures Zelrix. We pay fees to LTS for manufacturing development, preparation of manufacturing documentation for our Zelrix NDA, manufacture of our clinical supplies and preparation for commercial manufacturing. We expect to enter into a commercial manufacturing agreement for Zelrix with LTS. To that end, in June 2010, we entered into an equipment funding agreement with LTS, under which we agreed to fund the purchase by LTS of the machinery that LTS will use to produce the commercial supply of Zelrix, if we enter into a commercial manufacturing agreement. The machinery is customized to the particular manufacturing specifications of Zelrix.
We purchase preclinical supplies of NP201, consisting of LAD and the active ingredient, ropinirole, from SurModics Pharmaceuticals, Inc., or SurModics. Ropinirole is generic and available from multiple sources.
Competition
The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological change. Our major competitors include organizations such as major multinational pharmaceutical companies, established biotechnology companies and specialty pharmaceutical and generic drug companies. Many of our competitors have greater financial and other resources than we have, such as larger research and development staffs and more extensive marketing and manufacturing organizations. As a result, these companies may obtain marketing approval more rapidly than we are able and may be more effective in selling and marketing their products. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.
Our competitors may succeed in developing, acquiring or licensing on an exclusive basis technologies and drug products that are more effective or less costly than Zelrix or any other product candidate that we are currently developing or that we may develop, which could render our products obsolete and noncompetitive. We expect any products that we develop and commercialize to compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price, the level of generic competition and the availability of reimbursement from government and other third party payors. We also expect to face competition in our efforts to identify appropriate collaborators or partners to help commercialize our product candidates in our target commercial markets.
We anticipate Zelrix will compete with currently marketed triptans, including Imitrex (sumatriptan), Maxalt (rizatriptan), Zomig (zolmitriptan), Relpax (eletriptan), Axert (almotriptan), Frova (frovatriptan), Amerge (naratriptan), Treximet (sumatriptan/naproxen) and Sumavel DosePro (sumatriptan). In addition, we anticipate competition from generic sumatriptan, the active ingredient in Imitrex, and generic versions of other branded triptans that have lost or will lose their patent exclusivity. For example, Amerge, the branded version of naratriptan, lost patent protection in July 2010. In addition, we expect other triptan patents to expire between 2012 and 2025. Many of these products are manufactured and marketed by large pharmaceutical companies and are well accepted by physicians, patients and third party payors. Because of the low cost, health insurers may require or encourage use of, and consumers may use, a generic triptan prior to trying Zelrix. If approved, Zelrix will also compete with other currently approved products, including analgesic combinations, NSAIDs and ergotamines (including DHE).

If approved, we believe that Zelrix’s features, including its convenient, non-oral route of administration, controlled delivery of medication and consistent dosing, will differentiate it from existing migraine treatments, particularly for migraineurs suffering from nausea or vomiting.
In addition to marketed migraine medications, both large and small companies have migraine product candidates in various stages of clinical development. These include Merck & Co., Inc.’s telcagepant, an orally administered calcitonin gene related peptide antagonist, and Levadex from MAP Pharmaceuticals, Inc., an inhaled formulation of DHE, both for acute migraine. Each of these has either completed or is in Phase III clinical development. Additionally, MAP has entered into a collaboration with Allergan Inc., whose Botox product was approved for the treatment of chronic migraine in October 2010. Pursuant to the collaboration, the parties will co-promote Levadex following its potential FDA approval.
Our strategy to compete in the migraine market includes:
•	Elevating physician awareness of current treatment limitations and impact on patients;
•	Emphasizing differentiating features of Zelrix; and
•	Building on physician experience with sumatriptan, the most prescribed migraine medication.
As with Zelrix, if approved, each of NP201 and NP202 will face competition from generic and branded products. Specifically, NP201 will face competition from generic immediate release and extended release versions of ropinirole and the dopamine agonist pramiprexole, as well as from two continuous delivery medications, a levadopa gel and an injectable apomorphine. NP202 will face competition from a variety of branded and generic versions of antipsychotic medications, in addition to several other sustained delivery depot formulations of atypical antipsychotics.
License, Development and Commercial Agreements
Our material license, development and commercial agreements are described below.
Travanti Pharma Inc.
In July 2008, we entered into an asset purchase and license agreement with Travanti Pharma Inc., or Travanti, pursuant to which we acquired from Travanti a patent application, including all supporting documentation and priority documents, that is directed to transdermal delivery of anti-migraine medications using an active delivery patch. Under the agreement, we granted Travanti a nonexclusive, royalty-free, perpetual, worldwide license to use the purchased patent application, and the invention covered by such patent application, outside the field of migraine. In May 2009, Teikoku Pharma USA, Inc. acquired Travanti.
In addition, under the Travanti agreement, we obtained a perpetual, worldwide, exclusive, royalty-free license, with the right to grant sublicenses, under Travanti’s patent rights, including issued U.S. Patent No. 6,745,071, as described in more detail under “— Intellectual Property and Exclusivity,” and know-how that relate generally to specified iontophoresis technology to develop, make and commercialize migraine products. If we make improvements that directly relate to such Travanti patents and patent applications, Travanti will hold a nonexclusive, royalty-free, perpetual, worldwide license to use such improvements outside the field of migraine. The Travanti agreement does not contain any termination provisions under which our license rights would terminate.

LTS Lohmann Therapie-Systeme AG
In September 2007, we entered into a development and license agreement with LTS, which was amended as of April 2008, February 2009 and May 2010. Under the development and license agreement, LTS agreed to perform development activities relating to Zelrix in accordance with an agreed upon development plan and to use commercially reasonable efforts to provide us with supplies for our clinical trials. LTS also has provided us with supplies for our non-clinical use.
Pursuant to the terms of the development and license agreement, each party exclusively owns any inventions related to such party’s existing intellectual property that arise out of the development program. The parties jointly own any joint inventions that arise out of the development program not solely based on one party’s existing intellectual property. Each party grants to the other a non-exclusive, royalty-free license under its respective intellectual property for the sole purpose of developing Zelrix. If we execute a commercial manufacturing agreement for Zelrix with LTS, LTS will have the exclusive right to manufacture Zelrix and LTS will grant us an exclusive, worldwide, royalty-free license under LTS’s intellectual property to use, import, sell, market and distribute, or have imported, sold, marketed or distributed, Zelrix. If we do not execute a commercial manufacturing agreement with LTS, we may not have access to LTS’s proprietary technology and know-how necessary to develop, manufacture or commercialize Zelrix.
The development and license agreement remains in effect until the parties execute a commercial manufacturing agreement or until either party terminates the agreement by its terms. We may terminate the development and license agreement at any time upon 60 days notice to LTS. In addition, either party may terminate the agreement if the other party materially breaches the agreement and fails to cure the breach during a 60-day cure period. Either party may terminate the agreement if the development committee established under the agreement determines that it is not feasible to develop a product as anticipated under the development plan.
In June 2010, we entered into an equipment funding agreement with LTS under which we agreed to fund the purchase by LTS of manufacturing equipment for Zelrix and LTS agreed to purchase and install the equipment according to an agreed upon project plan. We will fund the purchase of the equipment by making 14 monthly installment payments to LTS, in the aggregate amount of €5.4 million. The monthly installment payments commenced in June 2010. As of December 31, 2010, €2.7 million, or approximately $3.6 million based on exchange rates as of December 31, 2010, remains to be paid in the remaining monthly installments. We expect that the installation, validation and qualification of all of the equipment will be completed prior to our anticipated commercial launch of Zelrix in the first half of 2012.
LTS will own the purchased equipment and will be responsible for its routine and scheduled maintenance and repair. However, during the term of the LTS development and license agreement or any subsequent commercial manufacturing agreement that the parties may enter into, LTS will be required to use the purchased equipment solely for fulfilling its obligations to manufacture Zelrix. In addition, during the term of the development and license agreement or such commercial manufacturing agreement, LTS is prohibited from encumbering the purchased equipment and may not sell or dispose of such equipment, except that LTS may transfer ownership of it to its affiliate, LTS Lohmann Therapy Systems Partnership L.P. Moreover, if we do not enter into a commercial manufacturing agreement with LTS or if we terminate the equipment funding agreement due to a breach by LTS, LTS must, at its option, either transfer ownership of the equipment to us or refund to us the purchase price of the equipment, less depreciation.
The equipment funding agreement will remain in effect until the later of the completion by LTS of all installation activities or the execution of a commercial manufacturing agreement.
University of Pennsylvania
We entered into a patent license agreement with the University of Pennsylvania, or Penn, which became effective in July 2006 and was amended in May 2007. Under the patent license agreement, Penn granted to us exclusive, worldwide rights under specified Penn patent applications, and patents issuing therefrom, to make, use and sell products using LAD. Under the agreement, we have the right to sublicense, subject to specified conditions, including the payment of sublicense fees.

The patent license agreement requires that we use commercially reasonable efforts to develop and commercialize licensed products. We must submit development plans annually for products we intend to develop. We must also commit at least $250,000 annually towards the development and commercialization of licensed products, until the first commercial sale of the first licensed product.
Under the patent license agreement, we pay Penn annual license maintenance fees of up to $50,000 until the first commercial sale of the first licensed product. The agreement currently covers NP201 and NP202. In addition, we have agreed to pay Penn aggregate milestone payments of up to $950,000 upon the achievement of specified development and regulatory milestones related to each licensed product that contains ropinirole or other specified active ingredients, including the active ingredients in NP201 and NP202, and royalties in the low single digits on worldwide net sales of such licensed products. We and Penn have agreed to negotiate the milestone payments and royalties payable for each licensed product that contains an active ingredient other than those currently specified in the agreement. If we grant a sublicense of our rights under the Penn patent rights to a third party, we must pay Penn a specified portion of certain income received from such third party sublicensee.
The patent license agreement, and our obligation to pay royalties to Penn, will terminate, on a product by product basis, on the later of the expiration or abandonment of the last Penn patent, which we expect will occur in April 2027, or ten years after the first commercial sale of a licensed product if no patent issues from the patent applications licensed from Penn under the agreement. We may terminate the agreement at any time upon 60 days notice to Penn. Penn may terminate the agreement in connection with our uncured breach, bankruptcy or insolvency.
SurModics Pharmaceuticals, Inc.
In March 2007, we entered into a feasibility evaluation agreement with SurModics (formerly known as Brookwood Pharmaceuticals, Inc.), which was amended in December 2007, April 2008, July 2008, October 2008, March 2009 and May 2010. Under the feasibility evaluation agreement, we and SurModics, from time to time, enter into plans of work whereby SurModics performs evaluation, development and formulation work for NP201 and provides us with preclinical supplies of NP201.
Pursuant to the feasibility evaluation agreement, each party owns exclusively any inventions arising out of the development program if they are based solely on that party’s existing intellectual property. Any inventions under the development program based on both parties’ intellectual property are jointly owned. SurModics has the right to practice aspects of joint research inventions developed under the feasibility agreement that do not relate to our product or use our technology or confidential information. We received an option to obtain an exclusive, royalty bearing license under SurModics’ technology and intellectual property necessary to make, have made, use and sell NP201. We agreed to pay SurModics for its services and supplies on a time and materials basis. The feasibility evaluation agreement will remain effective until mutually agreed upon by the parties or until terminated by us upon at least two weeks’ advanced written notice to SurModics.
In September 2009, upon our exercise of the option under the feasibility evaluation agreement, we entered into a license agreement with SurModics, pursuant to which we received an exclusive worldwide license, with the right to sublicense, under SurModics’ intellectual property, including its interest in joint inventions developed under the feasibility agreement, to make, have made, use, sell, import and export products covered by the license agreement, comprised of a biodegradable, preformed, macroscopic implant device consisting of ropinirole, as the sole active pharmaceutical ingredient, incorporated into the controlled delivery system developed or optimized under the feasibility agreement. The license agreement currently covers NP201. We granted SurModics an exclusive, perpetual, worldwide, royalty-free license under our interest in joint inventions for uses that do not relate to products covered by the license agreement or include any of our existing technology or confidential information. We also granted SurModics a right of first negotiation to manufacture clinical supplies of covered products. If we and SurModics enter into such clinical manufacturing agreement, SurModics has a right of first negotiation to manufacture commercial supplies of covered products.

Under the license agreement, we have agreed to pay SurModics aggregate milestone payments of up to $4.75 million upon the first achievement of specified development, regulatory and sales level milestones related to the first clinical indication approved by a regulatory authority for covered products. We must also pay an additional milestone payment upon regulatory approval of each additional clinical indication for covered products and royalties in the low single digits on worldwide net sales of commercial product. In countries where a valid SurModics patent claim does not cover the product, the applicable royalty rate decreases. If we do not enter into a commercial manufacturing agreement with SurModics, the applicable royalty rate will increase, though it will remain in the low single digits.
Under the license agreement we are responsible for developing and obtaining regulatory approval for covered products. We have agreed to use commercially reasonable efforts to actively develop and obtain regulatory approvals to market a covered product, including NP201, in major markets throughout the world. In addition, we have agreed to comply with specific diligence milestones to obtain such regulatory approval and to develop and commercialize a covered product in the U.S.
The license agreement and our obligation to pay SurModics royalties will terminate on a country by country basis on the later of the date on which a valid SurModics patent claim no longer covers the product or an agreed period after the first commercial sale of the product in such country. Thereafter the license will become an exclusive, perpetual fully paid-up license.
We have the right to terminate the license agreement for any reason at any time upon ninety days notice to SurModics. Either party has the right to terminate the agreement in connection with the other party’s uncured material breach, bankruptcy or insolvency. SurModics may either terminate the license agreement or make it non-exclusive if we fail to meet the agreed upon diligence milestones or otherwise fail to use commercially reasonable efforts to develop and obtain regulatory approval for a covered product.
Intellectual Property and Exclusivity
We seek to protect our product candidates and our technology through a combination of patents, trade secrets, proprietary know-how, FDA exclusivity and contractual restrictions on disclosure.
Patents and Patent Applications
Our policy is to seek to protect the proprietary position of our product candidates by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. U.S. patents generally have a term of 20 years from the date of nonprovisional filing. Because patent protection is not available for the active pharmaceutical ingredient compounds included in our current product candidates, we will need to rely primarily on the protections afforded by device, formulation and method of use patents.
As of December 31, 2010, we exclusively license one issued U.S. patent and its foreign counterparts, and own five U.S. patent applications, as well as corresponding Patent Cooperation Treaty, or PCT, applications and their foreign counterparts, which relate to Zelrix.
Our licensed issued U.S. Patent No. 6,745,071, owned by Travanti, is generally directed towards wearable iontophoretic devices, including Zelrix, that are prepackaged as complete self-contained units that include an active pharmaceutical ingredient to be administered, a provision for isolating moisture sources from the electrodes and from the power source during storage to optimize shelf stability, and a simple, user-friendly mechanism to transfer the active pharmaceutical ingredient and counter ion reservoirs to the electrodes. The expiration date for this patent is in 2023. There are corresponding patents in Australia, Canada and Korea which will also expire in 2023 and corresponding patent applications pending in certain other countries which will expire in 2023 if issued. Under the Travanti asset purchase and license agreement, we also have a perpetual, worldwide, exclusive, royalty-free license, in the field of migraine, to Travanti patents, patent applications and know-how that relate generally to iontophoresis.
Our five U.S. pending patent applications are generally directed to:
•	Methods and devices for treating migraine using integrated iontophoretic patches, including Zelrix;
•	Active ingredient reservoir formulations, including the Zelrix formulation; and
•	Electronic control systems and methods for use of the same in delivering an active pharmaceutical ingredient for an integrated iontophoretic patch, including Zelrix.

All of the U.S. applications currently have pending international applications, as well as corresponding foreign patent applications in certain select countries. If the five U.S. applications and their foreign corresponding applications issue, we generally expect these patents to expire between 2027 and 2030.
Additionally, as of December 31, 2010, we own or exclusively license one issued U.S. patent and eight U.S. patent applications, as well as corresponding PCT patent applications and their foreign counterparts, relating to our LAD pipeline product candidates. The U.S. patent, and eight non-provisional U.S. applications and their corresponding foreign applications, if issued, are generally expected to expire between 2021 and 2030. These patents and patent applications include claims generally directed to the LAD technology, as well as the use of the LAD technology in conjunction with various medications in the treatment of certain neurological and psychiatric diseases, including Parkinson’s disease, schizophrenia and bipolar disorder.
Under the LTS development and license agreement and the SurModics license agreement, we have rights to LTS’s and SurModics’ proprietary processing and manufacturing technologies related to our product candidates.
FDA Marketing Exclusivity
The FDA may grant three years of marketing exclusivity in the U.S. for the approval of new and supplemental NDAs, including Section 505(b)(2) NDAs, for, among other things, new indications, dosages or dosage forms of an existing drug, if new clinical investigations that were conducted or sponsored by the applicant are essential to the approval of the application. Additionally, six months of marketing exclusivity in the U.S. is available under Section 505A of the FDCA if, in response to a written request from the FDA, a sponsor submits and the agency accepts requested information relating to the use of the approved drug in the pediatric population. This six month pediatric exclusivity period is not a standalone exclusivity period, but rather is added to any existing patent or non-patent exclusivity period for which the drug product is eligible. Based on our clinical trial program for Zelrix, we plan to seek three years of marketing exclusivity upon receipt of FDA approval for Zelrix. We may also seek an additional period of six months exclusivity from the FDA if the FDA requests, and we successfully complete, pediatric clinical trials for Zelrix.
Trade Secrets and Proprietary Information
We seek to protect our proprietary information, including our trade secrets and proprietary know-how, by requiring our employees, consultants and other advisors to execute confidentiality agreements upon the commencement of their employment or engagement. These agreements generally provide that all confidential information developed or made known during the course of the relationship with us be kept confidential and not be disclosed to third parties except in specific circumstances. In the case of our employees, the agreements also typically provide that all inventions resulting from work performed for us, utilizing our property or relating to our business and conceived or completed during employment shall be our exclusive property to the extent permitted by law. Where appropriate, agreements we obtain with our consultants also typically contain similar assignment of invention obligations. Further, we require confidentiality agreements from entities that receive our confidential data or materials.
Government Regulation
Federal Food, Drug and Cosmetic Act
Prescription drug products are subject to extensive pre- and post-market regulation by the FDA, including regulations that govern the testing, manufacturing, distribution, safety, efficacy, approval, labeling, storage, record keeping, reporting, advertising and promotion of such products under the FDCA, and its implementing regulations, and by comparable agencies and laws in foreign countries. Failure to comply with applicable FDA or other regulatory requirements may result in civil or criminal penalties, recall or seizure of products, partial or total suspension of production or withdrawal of the product from the market. The FDA must approve any new unapproved drug or dosage form, including a new use of a previously approved drug, prior to marketing in the U.S. All applications for FDA approval must contain, among other things, information relating to safety and efficacy, pharmaceutical formulation, stability, manufacturing, processing, packaging, labeling and quality control.

New Drug Applications
Generally, the FDA must approve any new drug before marketing of the drug occurs in the U.S. This process generally involves:
•	Completion of preclinical laboratory and animal testing in compliance with the FDA’s Good Laboratory Practice, or GLP, regulations;
•	Submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin in the U.S.;
•	Performance of human clinical trials, including adequate and well-controlled clinical trials, to establish the safety and efficacy of the proposed drug product for each intended use;
•	Satisfactory completion of an FDA pre-approval inspection of the product’s manufacturing facility or facilities to assess compliance with the FDA’s cGMP regulations; and
•	Submission to, and approval by, the FDA of an NDA application.
The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that the FDA will grant approvals for any of our product candidates on a timely basis, if at all. Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of preclinical tests, together with manufacturing information and analytical data, comprise a part of an IND application submission to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns regarding exposure of human research subjects to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND may not result in FDA authorization to commence a clinical trial. In addition, the FDA requires a separate submission to an existing IND for each successive clinical trial conducted during product development. Further, an independent institutional review board, or IRB, covering each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the clinical trial until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time, or from time to time, on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. As a separate amendment to an IND, a sponsor may submit a request for a special protocol assessment, or SPA, from the FDA. Under the SPA procedure, a sponsor may seek the FDA’s agreement on the design, conduct and analyses of, among other things, a clinical trial intended to form the primary basis of an efficacy claim. If the FDA agrees in writing, it may not change its agreement after the clinical trial begins, except in limited circumstances, such as upon identification of a substantial scientific issue essential to determining the safety and effectiveness of a product candidate after commencement of a Phase III clinical trial. If the clinical trial succeeds, the sponsor can ordinarily rely on it as the primary basis for approval with respect to effectiveness. Clinical testing also must satisfy extensive Good Clinical Practice, or GCP, regulations, including regulations for informed consent, IRB review and approval and IND submission.
For purposes of an NDA submission and approval, typically, the conduct of human clinical trials occurs in the following three pre-market sequential phases, which may overlap:
•
Phase I: Sponsors initially conduct clinical trials in a limited population to test the product candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients.

•
Phase II: Sponsors conduct clinical trials generally in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted indications and to determine dose tolerance and optimal dosage. Sponsors may conduct multiple Phase II clinical trials to obtain information prior to beginning larger and more extensive Phase III clinical trials.

•
Phase III: These include expanded controlled and uncontrolled trials, including pivotal clinical trials. When Phase II evaluations suggest the effectiveness of a dose range of the product and acceptability of such product’s safety profile, sponsors undertake Phase III clinical trials in larger patient populations to obtain additional information needed to evaluate the overall benefit and risk balance of the drug and to provide an adequate basis to develop labeling.

In addition, sponsors may conduct Phase IV clinical trials after the FDA approves a drug. In some cases, the FDA may condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical trials to further assess the drug’s safety or effectiveness after NDA approval. Such post approval trials are typically referred to as Phase IV clinical trials.
Sponsors submit the results of product development, preclinical studies and clinical trials to the FDA as part of an NDA. NDAs must also contain extensive manufacturing information and proposed labeling. Upon receipt, the FDA initially reviews the NDA to determine whether it is sufficiently complete to initiate a substantive review. If the FDA identifies deficiencies that would preclude substantive review, the FDA will refuse to accept the NDA and will inform the sponsor of the deficiencies that must be corrected prior to resubmission. If the FDA accepts the submission for substantive review, the FDA typically reviews the NDA in accordance with established time frames. Under the Prescription Drug User Fee Act, or PDUFA, the FDA agrees to specific goals for NDA review time through a two-tiered classification system, Priority Review and Standard Review. For a Priority Review application, the FDA aims to complete the initial review cycle in six months. Standard Review applies to all applications that are not eligible for Priority Review. The FDA aims to complete Standard Review NDAs within a ten-month timeframe. Our Zelrix NDA is being reviewed by the FDA under Standard Review and we anticipate that any NDA that we may file for our other product candidates would receive Standard Review. Review processes often extend significantly beyond anticipated completion dates due to FDA requests for additional information or clarification, difficulties scheduling an advisory committee meeting or FDA workload issues. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to the application’s approval. The recommendations of an advisory committee do not bind the FDA, but the FDA generally follows such recommendations.
If an NDA does not satisfy applicable regulatory criteria, the FDA may deny approval of an NDA or may require, among other things, additional clinical data or an additional pivotal Phase III clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we do. The FDA could also require a risk evaluation and mitigation strategy, or REMS, plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, a commitment to conduct one or more post-market studies or clinical trials and the correction of identified manufacturing deficiencies, including the development of adequate controls and specifications.
After approval, the NDA sponsor must comply with comprehensive requirements governing, among other things, manufacturing, marketing activities, distribution, annual reporting and adverse event reporting. If new safety issues are identified following approval, the FDA can require the NDA sponsor to revise the approved labeling to reflect the new safety information; conduct post-market studies or clinical trials to assess the new safety information; and implement a REMS program to mitigate newly-identified risks. In addition, if after approval the FDA determines that the product does not meet applicable regulatory requirements or poses unacceptable safety risks, the FDA may take other regulatory actions, including requesting a product recall or initiating suspension or withdrawal of the NDA approval.
Drugs may be marketed only for approved indications and in accordance with the provisions of the approved label. Further, if we modify a drug, including any changes in indications, labeling or manufacturing processes or facilities, the FDA may required us to submit and obtain FDA approval of a new or supplemental NDA, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.

Under PDUFA, NDA applicants must pay significant NDA user fees upon submission. In addition, manufacturers of approved prescription drug products must pay annual establishment and product user fees.
Section 505(b)(2) New Drug Applications
As an alternate path to FDA approval, particularly for modifications to drug products previously approved by the FDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, and permits the submission of an NDA where at least some of the information required for approval comes from clinical trials not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The FDA interprets Section 505(b)(2) of the FDCA to permit the applicant to rely upon the FDA’s previous findings of safety and effectiveness for an approved product. The FDA may also require companies to perform additional clinical trials or measurements to support any change from the previously approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.
To the extent that a Section 505(b)(2) NDA relies on clinical trials conducted for a previously approved drug product or the FDA’s prior findings of safety and effectiveness for a previously approved drug product, the 505(b)(2) applicant must submit patent certifications in its 505(b)(2) application with respect to any patents listed for the approved product on which the application relies in the FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book. Specifically, the applicant must certify for each listed patent that (1) the required patent information has not been filed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is not sought until after patent expiration; or (4) the listed patent is invalid, unenforceable or will not be infringed by the proposed new product. A certification that the new product will not infringe the previously approved product’s listed patent or that such patent is invalid or unenforceable is known as a Paragraph IV certification. If the applicant does not challenge one or more listed patents through a Paragraph IV certification, the FDA will not approve the Section 505(b)(2) NDA application until all the unchallenged listed patents claiming the referenced product have expired. Further, the FDA will also not accept or approve, as applicable, a Section 505(b)(2) NDA application until any non-patent exclusivity, such as exclusivity for obtaining approval of a New Chemical Entity, listed in the Orange Book for the referenced product, has expired.
If the 505(b)(2) NDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the owner of the referenced NDA for the previously approved product and relevant patent holders within 20 days after the 505(b)(2) NDA has been accepted for submission by the FDA. The NDA and patent holders may then initiate a patent infringement suit against the 505(b)(2) applicant. Under the FDCA, the filing of a patent infringement lawsuit within 45 days of receipt of the notification regarding a Paragraph IV certification automatically prevents the FDA from approving the Section 505(b)(2) NDA for 30 months, or until a court deems the patent unenforceable, invalid or not infringed, whichever is earlier. Moreover, in cases where a 505(b)(2) application containing a Paragraph IV certification is submitted during a previously approved drug’s five year exclusivity period, the 30-month period is automatically extended to prevent approval of the 505(b)(2) application until the date that is seven and one-half years after approval of the previously approved reference product. The court also has the ability to shorten or lengthen either the 30 month or the seven and one-half year period if either party is found not to be reasonably cooperating in expediting the litigation. Thus, the Section 505(b)(2) applicant may invest a significant amount of time and expense in the development of its product only to be subject to significant delay and patent litigation before its product may be commercialized. Alternatively, if the NDA applicant or relevant patent holder does not file a patent infringement lawsuit within the specified 45 day period, the 30 month stay will not prevent approval of the 505(b)(2) application.
Notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), over the last few years, some pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA changes its interpretation of Section 505(b)(2), or if the FDA’s interpretation is successfully challenged in court, this could delay or even prevent the FDA from approving our NDA for Zelrix or any other Section 505(b)(2) NDA that we submit.

In the NDA submissions for our product candidates, we intend to follow the development and approval pathway permitted under the FDCA that we believe will maximize the commercial opportunities for these product candidates.
International Regulation
In addition to regulations in the U.S., we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of any future products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.
For example, under European Union, or EU, regulatory systems, sponsors may submit marketing authorizations either under a centralized or mutual recognition procedure. Under the centralized procedure, a single application to the European Medicines Agency, or the EMEA, leads to an approval granted by the European Commission which permits the marketing of a product throughout the EU. The centralized procedure is mandatory for certain classes of medicinal products, but optional for others. For example, all medicinal products developed by certain biotechnological means, and those developed for cancer and other specified diseases and disorders including neurodegenerative disorders, must be authorized via the centralized procedure. The national procedure is used for products that are not required to be authorized by the centralized procedure. Under the national procedure, an application for a marketing authorization is submitted to the competent authority of one member state of the EU. The holders of a national marketing authorization may submit further applications to the competent authorities of the remaining member states via either the decentralized or mutual recognition procedure. The decentralized procedure enables applicants to submit an identical application to the competent authorities of all member states where approval is sought at the same time as the first application, while under the mutual recognition procedure, products are authorized initially in one member state, and other member states where approval is sought are then requested to recognize the original authorization based upon an assessment report prepared by the original authorizing competent authority. Both the decentralized and mutual recognition procedures should take no longer than 90 days, but if one member state makes an objection, which under the legislation can only be based on a possible risk to human health, the application will be automatically referred to the Committee for Medicinal Products for Human Use, or the CHMP, of the EMEA. If a referral for arbitration is made, the procedure is suspended. However, member states that have already approved the application may, at the request of the applicant, authorize the product in question without waiting for the result of the arbitration. Such authorizations will be without prejudice to the outcome of the arbitration. For all other concerned member states, the opinion of the CHMP, which is binding, could support or reject the objection or alternatively could reach a compromise position acceptable to all EU countries concerned. The arbitration procedure may take an additional year before a final decision is reached and may require the delivery of additional data.
As with FDA approval we may not be able to secure regulatory approvals in Europe in a timely manner, if at all. Additionally, as in the U.S., post-approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution, would apply to any product that is approved in Europe, and failure to comply with such obligations could have a material adverse effect on our ability to successfully commercialize any product.
The conduct of clinical trials in the EU is governed by the European Clinical Trials Directive (2001/20/EC), which was implemented in May 2004. This directive governs how regulatory bodies in member states control clinical trials. No clinical trial may be started without a clinical trial authorization granted by the national competent authority and favorable ethics approval. Accordingly, there is a marked degree of change and uncertainty both in the regulation of clinical trials and in respect of marketing authorizations which face us for our products in Europe.
In addition to regulations in Europe and the U.S., we will be subject to a variety of foreign regulations governing clinical trials and commercial distribution of any future products.

Third Party Payor Coverage and Reimbursement
Although none of our product candidates have been commercialized for any indication, if the FDA approves these products for marketing, commercial success of our product candidates will depend, in part, upon the availability of coverage and reimbursement from third party payors at the federal, state and private levels. Government payor programs, including Medicare and Medicaid, private health care insurance companies and managed care plans have attempted to control costs by limiting coverage and the amount of reimbursement for particular procedures or drug treatments. The United States Congress and state legislatures from time to time propose and adopt initiatives aimed at cost containment, which could impact our ability to sell our products profitably.
For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the associated reconciliation bill, which we refer to collectively as the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Health Care Reform Law revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states once the provision is effective. Further, beginning in 2011, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners. We will not know the full effects of the Health Care Reform Law until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the effect of the Health Care Reform Law, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products.
The cost of pharmaceuticals continues to generate substantial governmental and third party payor interest. We expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations and additional legislative proposals. Our results of operations could be adversely affected by current and future healthcare reforms.
Some third party payors also require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers that use such therapies. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, the announcement or adoption of these proposals could have a material adverse effect on our ability to obtain adequate prices for our product candidates and operate profitably.
Manufacturing Requirements
We and our third party manufacturers must comply with applicable FDA regulations relating to FDA’s cGMP regulations. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities for our products must meet cGMP requirements to the satisfaction of the FDA pursuant to a pre-approval inspection before we can use them to manufacture our products. We and our third party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restrictions through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

Other Regulatory Requirements
With respect to post-market product advertising and promotion, the FDA imposes a number of complex regulations on entities that advertise and promote pharmaceuticals, which include, among other things, standards for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. The FDA has very broad enforcement authority under the FDCA, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing entities to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, civil money penalties and state and federal civil and criminal investigations and prosecutions.
We are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as above, government agencies have broad regulatory and enforcement powers, including the ability to levy fines and civil penalties.
In addition, drug manufacturers also are subject to federal and state requirements and restrictions concerning interactions with physicians and other healthcare professionals, internal compliance programs, and transparency reporting requirements, including, for example, reporting of physician payments and other transfers of value, reporting of physician ownership or investment interests, reporting of marketing expenditures and clinical trial registration and reporting of clinical trial results on the publicly available clinical trial databank maintained by the National Institutes of Health at www.ClinicalTrials.gov.
Employees
As of December 31, 2010, we employed 26 full-time employees, of which 16 were engaged in research and development and clinical trials and 10 were engaged in administration, finance, marketing, business development and legal. None of our employees is represented by a labor union. Generally, our employees are at-will employees. However, we have entered into employment agreements with certain of our executive officers.
Available Information
We maintain a website at www.nupathe.com. We make available free of charge through our website’s “Investor Relations — SEC Filings” page most of our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These materials are available as soon as reasonably practicable after they are filed with or furnished to the SEC. The public can also obtain materials that we file with the SEC through the SEC’s website at http://www.sec.gov or at the SEC’s Public Reference Room at 100F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 800-SEC-0330.
Also available through our website’s “Investor Relations — Corporate Governance” page are charters for the Audit, Compensation and Nominating and Corporate Governance Committees of the Company’s Board of Directors, the Company’s Corporate Governance Guidelines and the Company’s Code of Business Conduct and Ethics.
The references to our website and the SEC’s website are intended to be inactive textual references only. Neither the contents of our website, nor the contents of the SEC’s website, are incorporated by reference herein.

ITEM 1A.	RISK FACTORS
Our business is subject to substantial risks and uncertainties. Any of the risks and uncertainties described below, either alone or taken together, could materially and adversely affect our business, financial condition, results of operations or prospects. In addition, these risks and uncertainties could cause actual results to differ materially from those expressed or implied by forward-looking statements contained in this Form 10-K (please read the “Cautionary Note Regarding Forward-Looking Statements” appearing at the beginning of this Form 10-K). The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, results of operations or prospects and could cause actual results to differ materially from those expressed or implied by forward-looking statements.
Risks Related to Development and Commercialization of Our Product Candidates
We are heavily dependent on the success of Zelrix. If we fail to obtain marketing approval for and commercialize Zelrix, or experience delays in doing so, our business will be materially harmed.
We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidate, Zelrix. Zelrix is the only product candidate for which we have conducted clinical trials, and to date we have not marketed, distributed or sold any products. Our ability to generate revenues in the near term is substantially dependent on our ability to develop and commercialize Zelrix. On October 29, 2010, we submitted an NDA to the FDA seeking approval to commercialize Zelrix for treatment of acute migraine. We cannot commercialize Zelrix prior to obtaining FDA approval. Even though Zelrix has completed its pivotal Phase III clinical trial with positive results and we have submitted an NDA, Zelrix is still, nonetheless, susceptible to the risks of failure inherent at any stage of drug development, including the appearance of unexpected adverse events, manufacturing and testing failures, and the FDA’s determination Zelrix is not approvable. As a company, we have never obtained marketing approval for or commercialized a drug. It is possible that the FDA may review our data and conclude that our application is insufficient to obtain marketing approval of Zelrix. The FDA may require that we conduct additional clinical or preclinical trials or manufacture additional validation batches before it will consider our application. If the FDA requires additional studies or data, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the FDA may not consider sufficient any additional required trials that we perform and complete.
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
Market acceptance and sales of Zelrix or any other product candidates that we develop will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and these third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that reimbursement will be available for Zelrix or any other product candidates that we develop and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, our products for which we obtain marketing approval. Numerous generic products may be available at lower prices than branded therapy products, such as Zelrix, if it is approved, which may also reduce the likelihood and level of reimbursement for our product candidates, including Zelrix. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize Zelrix or any other product candidates that we develop. The active ingredient in Zelrix, sumatriptan, is available as a generic. Because of the low cost, health insurers may require or encourage use of, and consumers may use, a generic triptan prior to trying Zelrix.
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
The competition in the market for acute migraine medication is intense. The majority of marketed prescription products for treatment of acute migraine in the U.S. are in the triptan class in tablet, orally-disintegrating tablet, nasal spray and injectable therapies. The largest selling triptan in units is sumatriptan, with approximately 70.5 million individual units sold in the U.S. in 2010, including approximately 10.2 million units attributable to GlaxoSmithKline plc’s (“GSK”), branded sumatriptan products, Imitrex and Treximet. There are at least six other branded triptan therapies being sold by pharmaceutical and biotechnology companies, including Maxalt from Merck & Co., Inc. (“Merck”), the largest selling triptan with sales of approximately $496.0 million in the U.S. in 2010. In June 2010, the FDA approved King Pharmaceuticals, Inc.’s Alsuma subcutaneous sumatriptan injection
If approved, Zelrix will face competition from inexpensive generic versions of sumatriptan and generic versions of other branded products of competitors that have lost or will lose their patent exclusivity, including the largest selling triptan, Maxalt, which is expected to lose patent exclusivity between 2012 and 2014. In addition, we expect other triptan patents to expire between 2013 and 2017. Many of these products are manufactured and marketed by large pharmaceutical companies and are well accepted by physicians, patients and third party payors. Because of the low cost, health insurers likely would require or encourage use of, and consumers likely would use, a generic triptan prior to trying Zelrix.

In addition to marketed migraine medications, if approved, Zelrix may face competition from migraine product candidates in various stages of clinical development by both large and small companies. These include Merck’s telcagepant, an orally administered calcitonin gene related peptide antagonist, and Levadex from MAP Pharmaceuticals, Inc., an inhaled formulation of dihydroergotamine, both for acute migraine. Each of these has either completed or is in Phase III clinical development. Additionally, MAP has entered into a collaboration with Allergan Inc., whose Botox product was approved for the treatment of chronic migraine in October 2010. Pursuant to the collaboration, the parties will co-promote Levadex following its potential FDA approval. Zelrix may also compete with other drug candidates in development for the treatment of migraine. If we are unable to demonstrate the advantages of Zelrix over competing drugs and drug candidates, we will not be able to successfully commercialize Zelrix and our results of operations will suffer.
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

A number of these risks remain applicable to our ongoing long-term, open label Phase III trial for Zelrix.
Although our only ongoing clinical trial for Zelrix is fully enrolled, we expect to undertake additional clinical trials in the future for Zelrix or our other product candidates. Subject enrollment, which is a significant factor in the timing of clinical trials, is affected by a variety of factors, including the following:
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

•
The potential for so-called parallel importing, which is what happens when a local seller, faced with higher local prices, opts to import goods from a foreign market, with lower prices, rather than buying them locally;

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
As of December 31, 2010, we had an accumulated deficit of approximately $79.8 million. We are a development stage specialty pharmaceutical company with no products approved for commercial sale and, to date, have not generated any revenues. We have funded our operations to date primarily with the proceeds of the sale of common stock, convertible preferred stock, preferred stock warrants, convertible notes and borrowings under debt facilities. We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop our product candidates and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of Zelrix and our other product candidates. In addition, we are incurring additional costs of operating as a public company and, if we obtain marketing approval for Zelrix, will incur significant sales, marketing and outsourced manufacturing expenses. As a result, we expect to continue to incur significant and increasing losses for the foreseeable future.
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
If we fail to obtain additional financing, we may not be able to complete development of and commercialize Zelrix or any other product candidates.
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to:
•	seek marketing approval for Zelrix and complete any additional development activities that may be required by the FDA;
•	Launch and commercialize Zelrix and any other product candidates for which we obtain marketing approval; and
•	Continue our development programs to advance our internal product pipeline, which currently consists of two preclinical product candidates.
We will need substantial additional funding and may be unable to raise capital when needed or on attractive terms, which would force us to significantly delay, scale back or discontinue the development or commercialization of Zelrix or our other product candidates.
We believe that our existing cash and cash equivalents will be sufficient to fund our operations and capital requirements through FDA approval of Zelrix and into the expected commercial launch of Zelrix in the U.S. in the first half of 2012. However, changing circumstances may cause us to consume capital faster than we currently anticipate, and we may need to spend more money than currently expected because of such circumstances.

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
As of December 31, 2010, we had $5.0 million principal amount of indebtedness and $51,000 of accrued and unpaid interest outstanding under the May 2010 Loan Facility. We may incur additional indebtedness beyond this amount, including, subject to our satisfaction of specified conditions and approval by the lenders in their sole discretion, up to $6.0 million under the May 2010 Loan Facility. Our indebtedness combined with our other financial obligations and contractual commitments, including amounts due under an equipment funding agreement with LTS could have significant adverse consequences, including:
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

In particular, LTS manufactures Zelrix using sumatriptan and components that we purchase from third parties. Although LTS has considerable experience in the manufacturer of passive transdermal drug patches, it does not have experience in manufacturing active transdermal patches such as Zelrix. In order for LTS to produce our commercial supply of Zelrix, LTS must successfully complete the following:
•	Transfer technology and production capabilities from its German facility where our clinical supply has been produced to its manufacturing facility in New Jersey;
•	Assemble the commercial scale manufacturing equipment for Zelrix using components purchased from third party suppliers; and

•	Test and validate the newly-assembled machinery and production process.
The machinery that LTS will use to produce the commercial supply of Zelrix is being customized to the particular manufacturing specifications of Zelrix and is not completed. In June 2010, we entered into an equipment funding agreement with LTS, under which we agreed to fund the purchase by LTS of the manufacturing equipment for Zelrix. If LTS is unable to assemble and validate this equipment, or to validate the production process at its New Jersey facility, in each case in a timely manner, our ability to launch and commercialize Zelrix will be compromised significantly. If this customized equipment malfunctions at any time during the production process, the time it may take LTS to secure replacement parts, to undertake repairs and to revalidate the equipment and process could limit our ability to meet the commercial demand for Zelrix.
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
The facilities used by LTS and any of our future manufacturers to manufacture Zelrix must be approved by the FDA before approval of Zelrix. We do not control the manufacturing process of Zelrix and are completely dependent on third party manufacturers for compliance with the FDA’s requirements for manufacture of Zelrix. If our manufacturers cannot successfully manufacture material components and finished products that conform to our specifications and the FDA’s strict regulatory requirements, they will not be able to secure FDA approval for their manufacturing facilities. If the FDA does not approve these facilities for the commercial manufacture of Zelrix, or the facilities of any of our other product candidates, we may need to find alternative manufacturing facilities, which would result in significant delays of up to several years in obtaining FDA approval for Zelrix, or any of our other product candidates. We would incur substantial additional costs as a result of any such delays, including with respect to finding alternative manufacturing facilities.

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
As of December 31, 2010, we employed 26 full-time employees. We expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the anticipated commercialization of Zelrix or development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize Zelrix and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
To our knowledge, as of December 31, 2010, our executive officers, directors and 5% stockholders and their affiliates owned approximately 74% of our outstanding voting stock, including shares subject to outstanding options and warrants that were exercisable within 60 days after December 31, 2010. As a result, these stockholders will have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire.
Future sales of shares of our common stock, including shares issued upon the exercise of currently outstanding options and warrants could negatively affect our stock price.
A substantial portion of our outstanding common stock can be traded without restriction at any time. Some of these shares are currently restricted as a result of securities laws, but will be able to be sold, subject to any applicable volume limitations under federal securities laws with respect to affiliate sales, in the near future. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell such shares, could reduce the market price of our common stock. In addition, we have 1,415,106 shares that are subject to outstanding options and 140,520 shares that are subject to outstanding warrants. The exercise of these options and warrants and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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
Provisions in our restated certificate of incorporation and our bylaws, as well as provisions of the Delaware General Corporation Law (“DGCL”) could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:
•	the ability of our Board of Directors to authorize the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
•	the prohibition of stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•	the inability of stockholders to call a special meeting of stockholders; and
•	advance notice requirements for nominations for election to the board of directors and for proposing matters that can be acted upon at stockholder meetings.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
We do not have any unresolved SEC staff comments relating to our periodic or current reports.
ITEM 2. PROPERTIES
Our corporate headquarters are located in Conshohocken, Pennsylvania, where we occupy approximately 11,075 square feet of office space and 240 square feet of storage space. The initial term of this lease ends on March 31, 2013.
We also occupy approximately 480 square feet of packaging and storage space in a building adjacent to our headquarters. We occupy this storage space pursuant to a license agreement. The term of this license ends on March 31, 2013 but may be terminated earlier by the licensor for any reason upon 90 days advance written notice.
In general, these properties are adequate and suitable for the purposes for which they are being used, however, we expect to obtain additional space as we prepare for the potential commercial launch of Zelrix.
ITEM 3. LEGAL PROCEEDINGS
We are not a party to any pending legal proceedings.
ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock began trading on The NASDAQ Global Market on August 6, 2010 under the symbol “PATH”. Prior to that time, there was no public trading market for our common stock. The following table sets forth the high and low closing sales prices per share for our common stock for the periods indicated, as reported by The NASDAQ Global Market:

Year Ended December 31, 2010:	High	Low
Third Quarter (beginning August 6, 2010)	$9.61	$7.21
Fourth Quarter	$9.47	$5.14
Comparative Stock Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since August 6, 2010, which is the date our common stock first began trading on The NASDAQ Global Market, to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on August 6, 2010, in each of our common stock, the stocks comprising the NASDAQ Composite Index, and the stocks comprising the NASDAQ Biotechnology Index. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

Company/Index	08/06/2010	12/31/2010
NuPathe Inc.	$100.00	$94.28
NASDAQ Composite Index	$100.00	$118.14
NASDAQ Biotechnology Index	$100.00	$111.54
The foregoing graph and table are furnished solely with this report, and are not filed with this report, and shall not be deemed incorporated by reference into any other filing under the Securities Act or the Exchange Act, whether made by us before or after the date hereof, regardless of any general incorporation language in any such filing, except to the extent we specifically incorporate this material by reference into any such filing.

Holders of Record
As of February 14, 2011, there were approximately 28 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future.
Use of Proceeds from Registered Securities
On August 11, 2010, we completed the sale of 5,000,000 shares of our common stock in our IPO at a price of $10.00 per share pursuant to a Registration Statement on Form S-1 (File No. 333-166825), which was declared effective by the SEC on August 5, 2010 (the “Effective Date”). After deducting underwriting discounts and commissions and other expenses of the offering, we received net offering proceeds of $43.0 million. From the Effective Date through December 31, 2010, we have used the net proceeds from the IPO as follows:
•	approximately $8.0 million for further clinical development, manufacturing development, and preparation and submission of an NDA for Zelrix;
•	approximately $0.9 million for the further preclinical development of NP201 and NP202; and
•	approximately $2.8 million for salaries and related personnel expenses and approximately $1.4 million for working capital and other general corporate purposes.
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

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial data set forth below should be read in conjunction with, and is qualified by reference to, the audited financial statements and related notes contained in this Form 10-K and the information in this Form 10-K under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business”. The statement of operations data for the years ended December 31, 2010, 2009 and 2008 and the balance sheet data as of December 31, 2010 and 2009 have been derived from our audited financial statements and related notes, which are included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2007 and 2006 and the balance sheet data as of December 31, 2008, 2007 and 2006 have been derived from audited financial statements which do not appear in this Form 10-K. The historical results are not necessarily indicative of the results to be expected for any future periods.

	Years Ended December 31,
Statement of operations data:	2010	2009	2008	2007	2006
	(in thousands, except share and per share data)
Revenue	$650	$—	$—	$—	$—

Operating expenses:
Research and development	17,064	11,310	8,815	7,761	3,209
Acquired in-process research and development	—	—	5,500	—	—
Selling, general and administrative	4,772	3,142	3,075	1,884	1,363

	21,836	14,452	17,390	9,645	4,572

Loss from operations	(21,186)	(14,452)	(17,390)	(9,645)	(4,572)
Interest income(expense), net	(3,670)	(1,289)	(121)	(30)	(644)
Loss before tax benefit	(24,856)	(15,741)	(17,511)	(9,675)	(5,216)

Income tax benefit	500	151	—	—	—

Net loss	(24,356)	(15,590)	(17,511)	(9,675)	(5,216)
Accretion of redeemable convertible preferred stock	(2,533)	(3,617)	(2,330)	(1,126)	(341)

Net loss applicable to common stockholders	$(26,889)	$(19,207)	$(19,841)	$(10,801)	$(5,557)

Basic and diluted net loss per common share	$(4.39)	$(50.31)	$(51.98)	$(29.38)	$(16.25)

Weighted average basic and diluted common shares outstanding	6,126,123	381,789	381,681	367,691	341,979

	As of December 31,
Balance sheet data:	2010	2009	2008	2007	2006
	(in thousands)
Cash and cash equivalents	$38,918	$3,927	$8,368	$3,830	$5,211
Working capital	34,142	1,527	6,285	1,304	4,437
Total assets	43,753	5,009	9,776	4,462	5,400
Long-term debt	3,704	—	782	1,628	—
Redeemable convertible preferred stock	—	55,538	41,809	16,270	10,164
Total stockholders’ equity (deficit)	34,265	(54,474)	(36,141)	(16,458)	(5,716)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with our audited financial statements and related notes appearing elsewhere in this Form 10-K.
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
We were incorporated in the State of Delaware in January 2005 and are a development stage company. Since our inception, we have invested a significant portion of our efforts and financial resources in the development of Zelrix. Zelrix is the only product candidate for which we have conducted clinical trials, and to date we have not marketed, distributed or sold any products. As a result, we have generated no product revenue and have never been profitable. Our net loss for the years ended December 31, 2010, 2009 and 2008 was $24.4 million, $15.6 million and $17.5 million, respectively. As of December 31, 2010, we had an accumulated deficit of $79.8 million.
We have funded our operations to date primarily with the proceeds of the sale of common stock, convertible preferred stock, preferred stock warrants, convertible notes and borrowings under credit facilities. From inception through December 31, 2010, we have received net proceeds of $101.2 million from the sale of common stock, convertible preferred stock, preferred stock warrants and convertible notes.
Liquidity and Capital Resources
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
Our principal sources of liquidity are cash and cash equivalents of $38.9 million as of December 31, 2010. We believe that our existing cash and cash equivalents will be sufficient to fund our operations and capital requirements through FDA approval of Zelrix and into the expected commercial launch of Zelrix in the U.S. in the first half of 2012. However, changing circumstances may cause us to expend cash faster than we currently anticipate, or we may need to spend more cash than currently expected because of such circumstances. Our future capital needs and the adequacy of our available funds will depend on many factors, including:
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
If additional funds are required or we elect to raise additional funds, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially and adversely impact our growth plans and our financial condition or results of operations. The terms of any such financing may involve significant cash payment obligations and covenants that restrict our ability to operate our business. Additionally, equity financing, if available, may be dilutive to the holders of our common stock.
We may request an additional $6.0 million in funding through May 2011 under the debt facility we entered into in May 2010 (the May 2010 Loan Facility). Any such request for additional funding would be subject to our compliance with the terms of the May 2010 Loan Facility, including the continued accuracy of our representations and warranties contained therein, and is at the lenders’ sole discretion. This facility has a scheduled maturity date in August 2013 and is secured by substantially all of our assets, excluding intellectual property, which is subject to a negative pledge prohibiting the granting of liens thereon to any third party.
Key Components of Our Statement of Operations
Research and Development Expenses
Our research and development expenses consist of expenses incurred in developing, testing and seeking marketing approval of our product candidates, including:
•	Expenses associated with regulatory submissions, preclinical development, clinical trials and manufacturing;
•	Personnel related expenses, such as salaries, benefits, travel and other related expenses, including stock-based compensation;
•	Payments made to third party investigators who perform research and development on our behalf;
•	Payments to third party contract research organizations, laboratories and independent contractors;
•	Expenses incurred to obtain technology licenses if the technology licensed has not reached technological feasibility and has no alternative future use; and
•	Facility, maintenance and other related expenses
We expense all research and development costs as incurred. Preclinical development expenses and clinical trial expenses for our product candidates are a significant component of our current research and development expenses. Product candidates in later stage clinical development, such as Zelrix, generally have higher research and development expenses than those in earlier stages of development, primarily due to the increased size and duration of the clinical trials. We track and record information regarding external research and development expenses for each study or trial that we conduct. From time to time, we use third party contract research organizations, laboratories and independent contractors in preclinical studies. We recognize the expenses associated with third parties performing these services for us in our preclinical studies based on the percentage of each study completed at the end of each reporting period. We coordinate clinical trials through a number of contracted investigational sites and recognize the associated expense based on a number of factors, including actual and estimated subject enrollment and visits, direct pass-through costs and other clinical site fees.
From our inception in January 2005 through December 31, 2010, we incurred research and development expenses of $54.4 million, of which $40.0 million was for the development of Zelrix (inclusive of $5.5 million of acquired in-process research and development expense in connection with the patent application utilized by Zelrix), $2.8 million was for the development of NP201 and $0.3 million was for to the development of NP202. The remaining research and development expenses are for amounts incurred that we do not allocate to specific programs, such as personnel related expenses, including salaries and benefits, as well as general fixed costs for our facility and related expenses.

We expect that our research and development expenses in 2011 will be similar to or slightly lower than 2010 due to the fact that 2010 included substantial costs related to the completion of the full enrollment of two long-term, open label Phase III trials for Zelrix and increased regulatory expenses related to the Zelrix NDA we submitted in October. While we will continue to incur expenses related to the continued development of Zelrix, we also expect to incur research and development expenses in 2011 for the development of NP201 and NP202. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. We also expect to incur additional costs relating to post-marketing studies to gather additional information regarding Zelrix’s risks, benefits and optimal use.
We currently anticipate submitting an IND for NP201 in the first half of 2011 and for NP202 in 2012. Due to their early stages of development, we are not currently able to determine the duration and completion costs of our NP201 and NP202 development projects.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our executive, finance, accounting, legal, market research and human resource functions. Our selling, general and administrative expenses also include facility and related costs not included in research and development expenses, professional fees for legal, including patent-related expenses, expenses related to market research and commercialization preparation activities, consulting, tax and accounting services, insurance, depreciation and general corporate expenses.
We expect that our selling, general and administrative expenses in 2011 will be significantly higher than in 2010 as a result of higher expenses in 2011 for costs related to building a commercial infrastructure for the anticipated U.S. launch of Zelrix in the first half of 2012. Additionally, we expect higher expenses relating to a full year of operating as a public company, including increased costs for the hiring of additional personnel, and for payment to outside consultants, including lawyers and accountants, to comply with additional regulations, corporate governance, internal control and similar requirements applicable to public companies, as well as increased costs for insurance.
Interest Income and Interest Expense
Interest income consists of interest earned on our cash and cash equivalents. Interest expense consists primarily of cash and non-cash interest costs related to our outstanding debt. Additionally, in connection with some of our debt financings, we issued warrants, the fair value of which we recorded as deferred financing costs. We amortize these deferred financing costs over the lives of the loans as interest expense in our statement of operations. Prior to our initial public offering (IPO), on a quarterly basis these warrants were marked-to-market, in accordance with accounting principles generally accepted in the U.S (GAAP), and any change in fair value was recorded as interest expense in our statement of operations. Upon the completion of our IPO, these warrants were reclassified into stockholders’ equity as they were converted into warrants to purchase common stock and are no longer required to be marked-to-market at each balance sheet date. We expect cash-paid interest expense to increase in 2011 compared with 2010 as a result of the May 2010 Loan Facility. We do not anticipate significant non-cash interest expense in 2011.
Net Operating Losses and Tax Loss Carryforwards
Our net loss was $24.4 million for the year ended December 31, 2010 and $15.6 million for the year ended December 31, 2009. We have incurred cumulative net losses of $73.4 million from inception through December 31, 2010. As of December 31, 2010, we had approximately $64.9 million of federal net operating loss carryforwards and state research and development credits available to offset future taxable income. These federal and state net operating loss carryforwards will begin to expire in 2025. Due to the uncertainty of our ability to realize the benefit of any net operating loss carryforwards and credits, the deferred tax asset related to these carryforwards has been fully offset by a valuation allowance at December 31, 2010.
Our IPO, together with private placements and other transactions that have occurred since our inception, may trigger, or may have already triggered, an “ownership change” pursuant to Section 382 of the Code. If an ownership change is triggered, it will limit our ability to use some of our net operating loss carryforwards. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future, which could further limit our ability to use net operating loss carryforwards. As a result, if we generate taxable income, our ability to use some of our net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations.

Critical Accounting Policies and Use of Estimates
This “Management’s Discussion and Analysis of Our Financial Condition and Results of Operations” discusses our financial statements, which have been prepared in accordance with GAAP and are included in this Form 10-K. The preparation of these financial statements in accordance with GAAP requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to clinical trial expenses and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are more fully discussed in note 3 to our financial statements, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements. We have reviewed these critical accounting policies and estimates with the audit committee of our board of directors.
Research and Development Expenses
Although we manage the conduct of our own clinical trials, we rely on third parties to conduct our preclinical studies and to provide services, including data management, statistical analysis and electronic compilation for our clinical trials, as well as for the manufacture of our clinical trial supplies. At the end of each reporting period, we compare the payments made to each service provider to the estimated progress towards completion of the related project. Factors that we consider in preparing these estimates include the number of subjects enrolled in studies, milestones achieved and other criteria related to the efforts of our vendors. These estimates are subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, we record net prepaid or accrued expenses related to these costs. We calculate expenses incurred for the manufacture of our clinical supplies using our estimate of costs and capitalize these expenses on our balance sheet to the extent we hold clinical supply materials on hand to be distributed for use in our clinical trials. We expense these costs as the supplies are consumed in the trials.
Stock-Based Compensation
We use the Black-Scholes option-pricing model to value our stock option awards. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected life of stock options, stock price volatility and the risk-free interest rate. The risk-free interest rate is based on U.S. Treasury instruments with a remaining term equal to the expected term of the option. As a newly public company, we do not have sufficient history to estimate the expected life of our options or the volatility of our common stock price. We use comparable public companies as a basis for our expected volatility to calculate the fair value of our option grants. We intend to continue to consistently apply this process using comparable companies until a sufficient amount of historical information regarding the volatility of our own share price becomes available. We use the “simplified method,” as allowed under the Securities and Exchange Commission’s, or SEC, accounting guidance, to determine the expected life, which is the midpoint between an option’s vesting date and contractual term. The assumptions used in calculating the fair value of stock options represent our best estimate and involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use different assumptions, stock-based compensation could be materially different in the future.
Prior to our IPO, the fair value of our common stock underlying grants of common stock options and restricted stock was determined by our board of directors, or compensation committee pursuant to authority delegated by our board of directors, and represented the most important factor in determining the value of our stock-based compensation. In the absence of a public trading market for our common stock, our board of directors or compensation committee was required to estimate the fair value of our common stock at the grant date of our stock-based awards. In estimating our aggregate equity value, we used methodologies and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, or the AICPA Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The primary methodologies that we considered to determine our aggregate equity value were a market-based approach and an asset-based approach.

Impact of Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06), which amends the existing fair value measurement and disclosure guidance currently included in Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, to require additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfer in or out of Level 3 and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition, ASU 2010-06 also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for additional disclosures related to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not impact the Company’s financial statements.
Results of Operations
Comparison of Years Ended December 31, 2010 and 2009
Revenue
During the year ended December 31, 2010, the Company was awarded $650,000 of Qualifying Therapeutic Discovery Project (QTDP) grants under section 48D of the U.S. Internal Revenue Code in connection with costs incurred during 2009 and 2010 for the Company’s Zelrix, NP201 and NP202 development programs. Under the award guidelines, QTDP’s had to show a reasonable potential to result in new therapies to treat areas of unmet medical need or prevent, detect or treat chronic or acute diseases and conditions, reduce the long-term growth of health care costs in the United States, or significantly advance the goal of curing cancer within 30 years.
Research and Development Expenses
Research and development expenses for the years ended December 31, 2010 and 2009 were comprised of the following:

	Year Ended		Increase
	December 31,		(Decrease)
	2010	2009	$	%
	(In thousands)
Clinical development	$5,813	$4,411	$1,402	32%
Manufacturing	4,965	2,490	2,475	99
Preclinical development	—	1,268	(1,268)	(100)
Regulatory and quality assurance	2,571	179	2,392	1,336
Compensation and related	3,019	2,388	631	26
Facilities and related	696	574	122	21

	$17,064	$11,310	$5,754	51

Research and development expenses increased by $5.8 million, or 51%, to $17.1 million in 2010 from $11.3 million in 2009. This increase resulted primarily from a $2.5 million increase in manufacturing costs related to production of Phase III clinical supplies of Zelrix, a $2.4 million increase in regulatory and quality assurance costs related to the preparation and filing of our Zelrix NDA in October 2010, and a $1.4 million increase in clinical development costs due to our continued Phase III clinical program for Zelrix. These increases were, in part, offset by a $1.3 million decrease in preclinical expenses, reflecting the completion in 2009 of a substantial portion of our preclinical studies for Zelrix and our increased focus on our Phase III clinical program for Zelrix in 2010. Research and development headcount remained fairly flat for 2010 as compared to 2009, with the increase in compensation and related expenses resulting from annual increases in salary, bonus, stock-based compensation expense and benefit premiums.

Research and development expenses by program for the years ended December 31, 2010 and 2009 are presented below:

	Year Ended		Increase
	December 31,		(Decrease)
	2010	2009	$	%
	(In thousands)
Zelrix	$12,225	$8,183	$4,042	49%
NP201	1,096	244	852	349
NP202	274	—	274	100
General development	3,469	2,883	586	20

	$17,064	$11,310	$5,754	51

The increase in spending on Zelrix in 2010 was primarily due to the continuation of our Phase III clinical programs and the related manufacture of Phase III clinical supplies, as well as the preparation of our Zelrix NDA which was submitted in October 2010. These expenses were partially offset by lower preclinical spending due to the completion of many of our preclinical studies in 2009. Increased spending on NP201 in 2010, compared to 2009, was primarily the result of additional formulation (manufacturing) work. Modest spending on NP202 began in the second half of 2010 as we began early research and development. Personnel related expenses, including salaries and benefits, are included in the table above as general development expenses as we do not allocate these expenses to specific programs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1.6 million, or 52%, to $4.8 million in 2010 from $3.1 million in 2009. This increase resulted primarily from higher personnel costs due to additional employees as well as salary increases, higher stock-based compensation expense and expenses related to being a public company, such as increased public accounting expense and board of director’s fees.
Interest Expense
Interest expense increased by $2.4 million to $3.7 million in 2010 from $1.3 million in 2009. The 2010 expense is comprised of $2.6 million of non-cash interest expense incurred during 2010 that was related to the amortization of the beneficial conversion feature (BCF) of secured subordinated promissory notes that we issued and sold to investors in April 2010 (April 2010 Convertible Notes), plus an additional $0.3 million of non-cash interest accrued on these notes prior to their conversion, and an additional $0.3 million of non-cash interest expense for the increase in fair value of our warrant liability that occurred during 2010 before the warrants were reclassified to stockholders’ equity upon the completion of our IPO. Also included in the 2010 interest expense is $0.2 million of non-cash amortization of deferred debt issuance costs and $0.4 million of cash-paid interest on our outstanding debt. During 2009, the Company had $1.1 million of non-cash interest expense related to the issuance and subsequent conversion of the convertible promissory notes issued in July 2009 and $0.2 million of cash-paid interest on our outstanding debt.
Income Tax Benefit
We recognized an income tax benefit of $0.5 million in 2010 and $0.2 million in 2009 related to the sale of Pennsylvania research and development tax credits to third party buyers.

Comparison of Years Ended December 31, 2009 and 2008
Research and Development Expenses
Research and development expenses for the years ended December 31, 2009 and 2008 were comprised of the following:

	Year Ended		Increase
	December 31,		(Decrease)
	2009	2008	$	%
	(In thousands)
Clinical development	$4,411	$1,195	$3,216	269%
Manufacturing	2,490	3,051	(561)	(18)
Preclinical development	1,268	1,912	(644)	(34)
Regulatory and quality assurance	179	224	(45)	(20)
Compensation and related	2,388	1,950	438	22
Facilities and related	574	483	91	19

	$11,310	$8,815	$2,495	28

Research and development expenses increased by $2.5 million, or 28%, to $11.3 million in 2009 from $8.8 million in 2008. This increase resulted primarily from a $3.2 million increase in clinical development costs related to our pivotal Phase III clinical trial and our long term, open label Phase III trials for Zelrix and a $0.4 million increase in compensation and related costs, offset by a $0.6 million decrease in preclinical expenses and a $0.6 million decrease in manufacturing expenses. The increase in compensation and related costs in 2009 primarily reflected our addition of research and development personnel, particularly in the areas of quality assurance, regulatory and medical, throughout 2008. The costs of these additional personnel were reflected as a full year of expense in 2009. The decrease in preclinical expense in 2009 primarily reflected the completion of a preclinical NP201 study in the first half of 2009, which had been ongoing throughout 2008. The decrease in manufacturing expenses in 2009 primarily reflected prototype development work in 2008 for NP201 that did not recur in 2009.
Research and development expenses by program for the years ended December 31, 2009 and 2008 are presented below:

	Year Ended		Increase
	December 31,		(Decrease)
	2009	2008	$	%
	(In thousands)
Zelrix	$8,183	$5,590	$2,593	46%
NP201	244	743	(499)	(67)
General development	2,883	2,482	401	16

	$11,310	$8,815	$2,495	28

The significant increase in spending on Zelrix in 2009 was primarily due to the continuation of our Phase III clinical program. As we completed and analyzed the results of our preclinical trial for NP201, our spending on NP201 declined by 67% in 2009. Personnel related expenses, including salaries and benefits, are included in the table above as general development expenses as we do not allocate these costs to specific product candidates.
Acquired In-Process Research and Development Expenses
In July 2008, we entered into an asset purchase and license agreement with Travanti Pharma Inc., or Travanti. Pursuant to the terms of the Travanti agreement, we paid $5.5 million to Travanti for the purchase of a patent application, and a worldwide license in the field of migraine to additional intellectual property, related to transdermal delivery of anti-migraine medications using an active delivery patch. We recognized the purchase price in our statement of operations for the year ended December 31, 2008 as acquired in-process research and development because additional research and development efforts and marketing approval in the U.S. is required in order to commercialize Zelrix, which utilizes this patent application.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $3.1 million in both 2009 and 2008. Although selling, general and administrative compensation expenses increased by $0.4 million in 2009 due, in part, to the hiring of a chief financial officer in the fourth quarter of 2008, this increase was offset by decreases of $0.2 million in legal expenses, $0.1 million in market research expenses and $0.1 million in other general expenses.
Interest Income/Expense
Interest income decreased to $30,000 in 2009 from $158,000 in 2008 due to lower average cash and cash equivalent balances, consisting primarily of bank deposits and money market mutual funds invested in short-term corporate and government obligations, and lower yields on investments.
Interest expense increased to $1.3 million in 2009 from $0.3 million in 2008 primarily as a result of the non-cash beneficial conversion feature and the fair value of the warrants issued in connection with the issuance of convertible debt in July 2009. This convertible debt converted into shares of Series B preferred stock in August 2009.
Income Tax Benefit
In 2009, we recognized an income tax benefit of $151,000 related to the sale of Pennsylvania research and development tax credits to a third party buyer.
Cash Flows
Net cash used in operating activities in 2010 was $18.4 million, primarily the result of spending on our Phase III clinical program for Zelrix and the related manufacture of supplies for those trials, as well as costs incurred for the preparation and filing of our Zelrix NDA. During the year ended December 31, 2010, we used $3.5 million of cash in investing activities, almost solely for the purchase of equipment related to the commercial manufacture of Zelrix. These payments represent the first seven of fourteen scheduled payments to be made for this equipment that total $7.1 million based on exchange rates in effect at December 31, 2010. Also in the year ended December 31, 2010, we were provided with $56.9 million from financing activities, primarily from the $43.0 million of net proceeds received from our IPO, combined with $10.1 million from the April 2010 Convertible notes and $5.0 million from the May 2010 Loan Facility. These cash inflows from financings are offset by $1.2 million of contractual debt repayments throughout 2010.
Net cash used in operating activities in 2009 was $13.6 million, primarily the result of spending on our pivotal Phase III clinical trial as well as our long-term, open label Phase III trials for Zelrix, and the related manufacture of supplies for these trials. During the year ended December 31, 2009, we used $29,000 in investing activities for the purchase of property and equipment. Cash provided by financing activities in 2009 was $9.2 million, reflecting $10.1 million of net proceeds from the sale of Series B preferred stock, partially offset by scheduled debt repayments of $0.9 million.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not have as of the filing of this 10-K with the SEC, any off-balance sheet arrangements as defined in Item 3(a)(4) of the SEC’s Regulation S-K.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2010:

	Payments Due by Period
			2012 and	2014 and	2016 and
Contractual Obligations(1)	Total	2011	2013	2015	Thereafter
	(In thousands)
Debt obligations	$5,217	$1,513	$3,704	$—	$—
Interest payments on debt	946	559	387	—	—
License maintenance fees(2)	350	50	100	100	100
Operating lease obligations	823	363	460	—	—
Development expenditures(3)	1,750	250	500	500	500
Equipment Funding (4)	3,595	3,595	—	—	—

	$12,681	$6,330	$5,151	$600	$600

(1)
This table does not include any contingent milestone or royalty payments that may become payable to third parties under license agreements because the timing and likelihood of such payments are not known.

(2)
Under an agreement with the University of Pennsylvania (Penn), we are required to pay annual license maintenance fees of up to $50,000 until the first commercial sale of the first licensed product covered by the agreement. The agreement currently covers NP201 and NP202. Because we cannot currently estimate when the first sale of a licensed product will occur, the table reflects payments only through 2017.

(3)
Under the agreement with Penn discussed in footnote 2 to this table, we are required to expend an aggregate of at least $250,000 annually toward the development and commercialization of NP201 and NP202, until the first commercial sale of the first licensed product under the agreement. Because we cannot currently estimate when the first sale of a licensed product will occur, the table reflects payments only through 2017.

(4)
Under an agreement with LTS Lohmann Therapie-Systeme AG (LTS), we are required to pay to LTS an aggregate of €5.4 million in 14 monthly installments that commenced in June 2010 for the purchase of manufacturing equipment for Zelrix. As of December 31, 2010, €2.7 million, or approximately $3.6 million based on exchange rates as of December 31, 2010, remains to be paid.

In addition to the contractual commitments reflected in the table above, we have agreed to pay Penn aggregate milestone payments of up to $950,000, per licensed product, upon the achievement of specified development and regulatory milestones related to each licensed product that contains ropinirole and other specified active ingredients, including the active ingredients in NP201 and NP202, and royalties in the low single digits on worldwide net sales of such licensed products. We and Penn have agreed to negotiate the milestone payments and royalties payable for each licensed product that contains an active ingredient other than those currently specified in the agreement. We are unable to determine the timing of the achievement of these milestones or whether and when we will commercialize and generate any sales for a licensed product.
We have also entered into a license agreement with SurModics under which we have agreed to pay SurModics milestone payments of up to an aggregate amount of $4.75 million upon the achievement of specified development, regulatory and sales level milestones related to the first clinical indication approved by a regulatory authority for NP201. We must also pay an additional single milestone payment upon regulatory approval of each additional clinical indication for NP201 and royalties in the low single digits on worldwide net sales of commercial product. We are unable to determine the timing of the achievement of these milestones or whether and when we will commercialize and generate any sales for a licensed product.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash and cash equivalents. As of December 31, 2010, we had cash and cash equivalents of $38.9 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments, but may increase the interest expense associated with our debt.
We have no operations outside the U.S. We have, however, entered into two agreements with LTS, a manufacturer in Germany. Under one of these agreements, LTS provides services to us related to the production and assembly of Zelrix. Under this agreement, we paid $2.1 million in 2008, $1.2 million in 2009 and $1.6 million in the year ended December 31, 2010 to LTS. Under the other agreement, we have agreed to pay LTS an aggregate of €5.4 million in 14 monthly installments that commenced in June 2010, to fund the purchase of commercial manufacturing equipment for Zelrix. As of December 31, 2010, €2.7 million, or approximately $3.6 million, based on exchange rates as of December 31, 2010, remain to be paid.
Because of these agreements, we are subject to fluctuations in the exchange rate between the U.S. dollar and the Euro. We do not engage in any hedging activities against changes in the exchange rate between the U.S. dollar and the euro because we believe reasonably possibly near-term fluctuations of such exchange rate would not materially affect our results of operations, financial position or cash flows. We are currently in the process of transferring these manufacturing activities to one of LTS’s U.S. subsidiaries and anticipate that our commercial manufacturing activities will be located in the U.S., thereby substantially eliminating our exposure to fluctuation in the relative values of the U.S. dollar and the Euro.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
NUPATHE INC.
(A Development-Stage Company)

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
NuPathe Inc.:
We have audited the accompanying balance sheets of NuPathe Inc. (a development-stage company) (the Company) as of December 31, 2010 and 2009, and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2010 and the period from January 7, 2005 (inception) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NuPathe Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 and for the period from January 7, 2005 (inception) through December 31, 2010, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 18, 2011

NUPATHE INC.
(A Development-Stage Company)
Balance Sheets

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$38,918,332	$3,926,574
Prepaid expenses and other	1,007,774	918,878

Total current assets	39,926,106	4,845,452
Property and equipment, net	98,266	70,628
Other assets	318,218	93,053
Other assets-equipment funding (note 9(c))	3,410,315	—

Total assets	$43,752,905	$5,009,133

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Current portion of long-term debt	$1,512,867	$818,139
Accounts payable	1,198,177	1,464,106
Accrued expenses	3,073,017	1,035,826

Total current liabilities	5,784,061	3,318,071
Long-term debt	3,703,704	—
Warrant liability	—	626,492

Total liabilities	9,487,765	3,944,563

Commitments (note 9)

Redeemable convertible preferred stock, $0.001 par value; authorized 10,000,000 and 71,745,055 shares at December 31, 2010 and December 31, 2009, respectively; issued and outstanding 53,096,340 shares as of December 31, 2009	—	55,538,191

Stockholders’ equity (deficit):
Common stock, $0.001 par value; authorized 90,000,000 shares; issued and outstanding 14,549,461 and 390,676 shares at December 31, 2010 and December 31, 2009, respectively	14,549	390
Additional paid-in capital	114,046,923	—
Deficit accumulated during the development stage	(79,796,332)	(54,474,011)

Total stockholders’ equity (deficit)	34,265,140	(54,473,621)

Total liabilities and stockholders’ equity (deficit)	$43,752,905	$5,009,133

See accompanying notes to financial statements.

NUPATHE INC.
(A Development-Stage Company)
Statements of Operations

				Period from
				January 7, 2005
	Year Ended December 31,			(inception) through
	2010	2009	2008	December 31, 2010

Grant revenue	$649,959	$—	$—	$649,959

Operating expenses:
Research and development	17,063,840	11,309,503	8,815,354	48,851,409
Acquired in-process research and development	—	—	5,500,000	5,500,000
Selling, general and administrative	4,771,645	3,142,253	3,075,084	14,599,027

	21,835,485	14,451,756	17,390,438	68,950,436

Loss from operations	(21,185,526)	(14,451,756)	(17,390,438)	(68,300,477)
Interest income	47,037	30,437	157,622	573,510
Interest expense	(3,717,686)	(1,320,005)	(278,387)	(6,340,223)

Loss before tax benefit	(24,856,175)	(15,741,324)	(17,511,203)	(74,067,190)
Income tax benefit	500,388	151,012	—	651,400

Net loss	(24,355,787)	(15,590,312)	(17,511,203)	$(73,415,790)

Accretion of redeemable convertible preferred stock	(2,533,495)	(3,617,211)	(2,330,344)

Net loss available to common stockholders	$(26,889,282)	$(19,207,523)	$(19,841,547)

Basic and diluted net loss per common share	$(4.39)	$(50.31)	$(51.98)

Weighted average basic and diluted common shares outstanding	6,126,123	381,789	381,681

See accompanying notes to financial statements.

NUPATHE INC.
(A Development-Stage Company)
Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Period from January 7, 2005 (inception) through December 31, 2010

			Stockholders’ Equity (Deficit)
						Deficit
						Accumulated
	Redeemable Convertible				Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance, January 7, 2005 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to initial stockholders at $0.64 per share	—	—	338,116	338	216,462	—	216,800
Net loss	—	—	—	—	—	(1,067,659)	(1,067,659)

Balance, December 31, 2005	—	—	338,116	338	216,462	(1,067,659)	(850,859)
Stock-based compensation	—	—	114,158	114	43,996	—	44,110
Conversion of convertible notes and accrued interest into Series A redeemable convertible preferred stock	3,481,645	2,590,343	—	—	647,587	—	647,587
Sale of Series A redeemable convertible preferred stock at $0.93 per share, net of expenses of $267,458	8,064,516	7,232,542	—	—	—	—	—
Accretion of Series A redeemable convertible preferred stock to redemption value	—	340,998	—	—	(340,998)	—	(340,998)
Net loss	—	—	—	—	—	(5,215,756)	(5,215,756)

Balance, December 31, 2006	11,546,161	10,163,883	452,274	452	567,047	(6,283,415)	(5,715,916)
Stock-based compensation	—	—	—	—	59,205	—	59,205
Sale of Series A redeemable convertible preferred stock at $0.93 per share, net of expenses of $20,272	5,376,345	4,979,729	—	—	—	—	—
Accretion of Series A redeemable convertible preferred stock to redemption value	—	1,126,265	—	—	(626,252)	(500,013)	(1,126,265)
Net loss	—	—	—	—	—	(9,675,073)	(9,675,073)

Balance, December 31, 2007	16,922,506	16,269,877	452,274	452	—	(16,458,501)	(16,458,049)
Stock-based compensation	—	—	—	—	158,176	—	158,176
Exercise of stock options	—	—	155	—	225	—	225
Sale of Series A redeemable convertible preferred stock at $0.93 per share	2,688,171	2,499,999	—	—	—	—	—
Sale of Series B redeemable convertible preferred stock at $0.93 per share, net of expenses of $304,368	22,594,385	20,708,410	—	—	—	—	—
Accretion of Series A and Series B redeemable convertible preferred stock to redemption value	—	2,330,344	—	—	(158,401)	(2,171,943)	(2,330,344)
Net loss	—	—	—	—	—	(17,511,203)	(17,511,203)

Balance, December 31, 2008	42,205,062	41,808,630	452,429	452	—	(36,141,647)	(36,141,195)

			Stockholders’ Equity (Deficit)
						Deficit
						Accumulated
	Redeemable Convertible				Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Stock-based compensation	—	$—	—	$—	$319,055	$—	$319,055
Forfeiture of restricted stock	—	—	(61,753)	(62)	62	—	—
Sale of Series B redeemable convertible preferred stock at $0.93 per share, net of expenses of $16,538	8,786,952	8,155,327	—	—	—	—	—
Conversion of convertible notes and accrued interest into Series B redeemable convertible preferred stock	2,104,326	1,957,023	—	—	—	—	—
Beneficial conversion feature related to the convertible note and warrant agreement	—	—	—	—	556,042	—	556,042
Accretion of Series A and Series B redeemable convertible preferred stock to redemption value	—	3,617,211	—	—	(875,159)	(2,742,052)	(3,617,211)
Net loss	—	—	—	—	—	(15,590,312)	(15,590,312)

Balance, December 31, 2009	53,096,340	55,538,191	390,676	390	—	(54,474,011)	(54,473,621)
Stock-based compensation	—	—	—	—	543,350	—	543,350
Exercise of stock options	—	—	4,878	5	7,566	—	7,571
Accretion of Series A and Series B redeemable convertible preferred stock to redemption value	—	2,533,495	—	—	(1,566,961)	(966,534)	(2,533,495)
Conversion of preferred stock including accrued dividends, into common stock	(53,096,340)	(58,071,686)	7,861,785	7,862	58,063,824	—	58,071,686

Sale of common stock net of expenses of $7,028,009			5,000,000	5,000	42,966,991	—	42,971,991
Conversion of convertible notes and accrued interest into common stock	—	—	1,292,122	1,292	10,335,717	—	10,337,009
Beneficial conversion feature related to convertible notes and warrant agreements	—	—			2,583,617	—	2,583,617
Reclassification of warrants to purchase common stock					1,112,819	—	1,112,819
Net loss	—	—	—	—	—	(24,355,787)	(24,355,787)

Balance, December 31, 2010	—	$—	14,549,461	$14,549	$114,046,923	$(79,796,332)	$34,265,140

See accompanying notes to financial statements.

NUPATHE INC.
(A Development-Stage Company)
Statements of Cash Flows

				Period from
				January 7, 2005
	Year Ended December 31,			(inception) through
	2010	2009	2008	December 31, 2010
Cash flows from operating activities:
Net loss	$(24,355,787)	$(15,590,312)	$(17,511,203)	$(73,415,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	46,649	57,383	48,197	177,474
Loss on asset disposal	—	23,508	—	23,508
Acquired in-process research and development	—	—	5,500,000	5,500,000
Stock-based compensation	543,350	319,055	158,176	1,132,696
Noncash interest expense	3,336,744	1,154,486	49,503	5,225,136
Changes in operating assets and liabilities:
Prepaid expenses and other assets	299,879	301,090	(702,692)	(532,577)
Accounts payable	(265,929)	543,684	(11,149)	1,198,177
Accrued expenses	1,991,746	(376,524)	195,537	3,151,942

Net cash used in operating activities	(18,403,348)	(13,567,630)	(12,273,631)	(57,539,434)

Cash flows from investing activities:
Purchase of in-process research and development	—	—	(5,500,000)	(5,500,000)
Payments under equipment funding agreement	(3,410,315)	—	—	(3,410,315)
Purchases of property and equipment	(74,287)	(28,792)	(126,677)	(299,247)

Net cash used in investing activities	(3,484,602)	(28,792)	(5,626,677)	(9,209,562)

Cash flows from financing activities:
Proceeds from issuance of debt	5,000,000	—	100,749	7,608,741
Proceeds from convertible notes	10,062,500	1,934,183	—	14,466,683
Payment of debt issuance costs	(174,324)	—	—	(248,358)
Repayment of debt	(988,030)	(934,975)	(870,879)	(2,923,532)
Proceeds from sale of preferred stock, net	—	8,155,327	23,208,409	43,576,007
Proceeds from sale of common stock, net	42,979,562	—	225	43,187,787

Net cash provided by financing activities	56,879,708	9,154,535	22,438,504	105,667,328

Net increase (decrease) in cash and cash equivalents	34,991,758	(4,441,887)	4,538,196	38,918,332
Cash and cash equivalents, beginning of period	3,926,574	8,368,461	3,830,265	—

Cash and cash equivalents, end of period	$38,918,332	$3,926,574	$8,368,461	$38,918,332

Supplemental cash flow disclosures:
Noncash investing and financing activities:
Conversion of note principal and accrued interest to redeemable convertible preferred stock	$—	$1,957,023	$—	$4,547,366
Conversion of note principal and accrued interest to common stock	10,337,009	—	—	10,337,009
Conversion of preferred stock plus accrued dividends to common stock	58,071,686	—	—	58,071,686
Reclassification of warrant liability	1,112,819	—	—	1,112,819
Accretion of redeemable convertible preferred stock	2,533,495	3,617,211	2,330,344	9,948,311
Cash paid for interest	380,942	173,580	236,078	983,747
See accompanying notes to financial statements.

NUPATHE INC.
(A Development-Stage Company)
Notes to Financial Statements
(1) Background
NuPathe Inc. (the Company) is a specialty pharmaceutical company focused on the development and commercialization of branded therapeutics for diseases of the central nervous system. The Company was incorporated in Delaware on January 7, 2005 (inception) and has its principal office in Conshohocken, Pennsylvania. The Company operates as a single business segment and is a development stage company.
(2) Development-Stage Risks and Liquidity
The Company has incurred losses and negative cash flows from operations since inception and has accumulated a deficit during the development stage of $79,796,332 as of December 31, 2010. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. Management estimates that cash and cash equivalents of $38,918,332 as of December 31, 2010, will be sufficient to fund operations and capital requirements into the first half of 2012. Additional financing will be needed by the Company to fund its operations and the commercialization of its products beyond the first half of 2012. There is no assurance that such financing will be available when needed or on acceptable terms.
The Company is subject to those risks associated with any development-stage specialty pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that the Company’s research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially successful. In addition, the Company operates in an environment of rapid technological change, and is largely dependent on the services of its employees and consultants.
(3) Summary of Significant Accounting Policies
(a) Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from such estimates.
(b) Fair Value of Financial Instruments
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
The Company follows Financial Accounting Standards Board (FASB) accounting guidance on fair value measurements for financial assets and liabilities measured on a recurring basis. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:
•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liabilities; or
•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of December 31, 2010 and 2009:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At December 31, 2010
Assets
Cash equivalents	$38,770,210	$—	$—	$38,770,210
At December 31, 2009
Assets
Cash equivalents	$3,654,831	$—	$—	$3,654,831
Liabilities
Warrant liability	$—	$—	$626,492	$626,492
The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Warrant
Liability

Balance at January 1, 2009	$102,354
Issuance of additional warrants	556,042
Change in fair value of warrant liability	(31,904)

Balance at December 31, 2009	626,492
Issuance of additional warrants	204,224
Change in fair value of warrant liability	282,103
Reclassification of warrant liability to stockholders’ equity	(1,112,819)

Balance at December 31, 2010	$—

The fair value of the warrant liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See note 6(b) for further discussion of the warrant liability.
(c) Cash and Cash Equivalents
The Company considers all highly liquid debt instruments that have maturities of three months or less when acquired to be cash equivalents. As of December 31, 2010 and 2009, cash equivalents of $38,770,210 and $3,654,831, respectively, consisted of money market mutual funds invested in commercial paper and short-term corporate and government obligations. The Company’s cash accounts are subject to account control agreements with certain lenders that give the lenders the right to assume control of the accounts in the event of a loan default (note 6).
(d) Property and Equipment
Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives. The Company uses a life of three years for laboratory equipment and computer equipment, including software, and five years for office equipment and furniture. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset. Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the fair value of the asset. As of December 31, 2010 and 2009, management believes that no revision of the remaining useful lives or write-down of long-lived assets is required.

(e) Government Grants
Grants received are recognized as revenue when the related work is performed and the qualifying research and development costs are incurred. In October 2010, the Company was awarded $649,959 in research grants by the U.S. government under the Qualifying Therapeutic Discovery Project program which was recognized as grant revenue for the year ended December 31, 2010.
(f) Research and Development and In-Process Research and Development
Research and development costs are charged to expense as incurred. Upfront and milestone payments made to third parties who perform research and development services on the Company’s behalf will be expensed as services are rendered. Costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use.
(g) Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(h) Stock-Based Compensation
The Company measures employee stock-based awards at grant date fair value and records compensation expense, net of expected forfeitures, if any, on a straight-line basis over the vesting period of the award. For stock-based awards that have performance based vesting criteria, compensation cost is recognized when it is deemed probable that the vesting criteria will be met.
Determining the appropriate fair value of stock-based awards requires the use of subjective assumptions, including, for stock options, the expected life of the option and expected stock price volatility, and, prior to the Company’s initial public offering (IPO), the fair value of the Company’s common stock. The Company uses the Black-Scholes option-pricing model to value its stock option awards. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.
The expected life of stock options was estimated using the “simplified method,” as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting period and the contractual term of the option. As a newly public company, sufficient history to estimate the expected life of stock options or the volatility of our common stock price is not available. The Company uses a basket of comparable public companies as a basis for the expected volatility assumption. The Company intends to continue to consistently apply this process using comparable companies until a sufficient amount of historical information regarding the volatility of the Company’s share price becomes available.
Nonemployee awards are revalued until an award vests and compensation expense is recorded on a straight-line basis over the vesting period of each separate vesting tranche of the award, or using the accelerated attribution method. The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as an adjustment in the period in which estimates are revised.
(i) Net Loss Per Common Share
Basic and diluted net loss per common share is determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period. For all periods presented, the previously outstanding shares of Series A Convertible Preferred Stock (Series A) and Series B Convertible Preferred Stock (Series B), common stock options, unvested restricted stock and stock warrants have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted loss per share are the same.
The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of December 31, 2010, 2009 and 2008, as they would be anti-dilutive:

	December 31,
	2010	2009	2008
Shares of redeemable convertible preferred stock	—	6,624,704	5,265,825
Shares issuable pursuant to redeemable convertible preferred stock accretion	—	912,285	451,233
Shares underlying outstanding options to purchase common stock	1,415,106	950,693	898,790
Shares of unvested restricted stock	—	8,887	70,640
Shares underlying outstanding warrants to purchase stock *	140,520	108,659	16,769

*	The 2009 and 2008 amounts represent warrants to purchase preferred stock, the 2010 amount represents warrants to purchase common stock.

(j) Segment Information
The Company is managed and operated as one business. The entire business is managed by a single management team that reports to the chief executive officer. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas and does not have separately reportable segments.
(k) Recently Issued Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06), which amends the existing fair value measurement and disclosure guidance currently included in Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, to require additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfer in or out of Level 3 and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition, ASU 2010-06 also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for additional disclosures related to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not impact the Company’s financial statements.
(l) Reverse Stock Split Ratio
On July 14, 2010, the board of directors of the Company approved a reverse stock split of the Company’s common stock at a ratio of one share for every 8.0149 shares previously held. The stockholders approved the reverse stock split on July 19, 2010, and it was effected on July 20, 2010. All common stock share and per-share data included in these financial statements reflects the reverse stock split.
(4) Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2010	2009
Computer equipment and software	$179,126	$109,414
Office equipment and furniture	3,086	3,086
Lab equipment	19,623	19,623
Leasehold improvements	42,813	38,238

	244,648	170,361
Less accumulated depreciation and amortization	(146,382)	(99,733)

	$98,266	$70,628

Depreciation and amortization expense was $46,649, $57,383, and $48,197 for the years ended December 31, 2010, 2009 and 2008, respectively.
(5) Accrued Expenses
Accrued expenses consisted of the following:

	December 31,
	2010	2009

Accrued compensation and benefits	$1,047,542	$504,091
Accrued professional fees	306,816	112,301
Accrued research and development expenses	1,502,330	238,401
Accrued interest and other	216,329	181,033

	$3,073,017	$1,035,826

(6) Debt
(a) Convertible Notes
In July 2009, the Company issued convertible promissory notes for cash proceeds of $1,934,183 to existing investors, including two officers of the Company (the 2009 Notes). The 2009 Notes bore interest of 10% per year and were due on June 30, 2010, if not converted prior to such date, and were mandatorily convertible into preferred stock upon the occurrence of the Second Tranche Closing, as defined. The holders of the 2009 Notes were entitled to receive warrants to purchase shares of Series B upon the conversion of the 2009 Notes. The fair value of the warrants of $556,042 was recorded as a reduction in the carrying value of the 2009 Notes as original issue discount and recognized as interest expense during 2009. After the allocation of the original issue discount, the 2009 Notes contained a beneficial conversion feature (BCF) of $556,042, which was also recognized as additional interest expense during 2009.
In August 2009, the holders of the 2009 Notes converted their notes, including accrued interest of $22,840, into 2,104,326 shares of Series B at a conversion price of $0.93 per share. Upon conversion, the investors received warrants to purchase 736,514 shares of Series B at $0.93 per share which, upon completion of the Company’s IPO, converted into warrants to purchase 91,890 shares of common stock at $7.45 per share that are exercisable for a term of up to seven years. The following table summarizes the fair value and the assumptions used for the Black-Scholes option-pricing model for the Series B warrants:

		Date of
		Issuance
	December 31,	(August 20,
	2009	2009)
Fair value	$526,828	$556,042
Expected dividend yield	—%	—%
Expected volatility	87.83%	95.50%
Risk-free interest rate	3.26%	2.60%
Remaining contractual term	6.6 years	7 years
Upon the completion of the Company’s IPO in August 2010, and as the result of these warrants converting into warrants to purchase common stock, they were reclassified into stockholder’s equity.
In April 2010, the Company issued convertible promissory notes for cash proceeds of $10,062,500 to existing investors, including three officers of the Company (the April 2010 Convertible Notes). The April 2010 Convertible Notes bore interest of 8% per year and were due on December 31, 2010, if not converted prior to that date. The April 2010 Convertible Notes and related accrued interest were mandatorily convertible into common stock upon the completion of a qualifying IPO, at a conversion price equal to 80% of the offering price per share in such IPO. Upon the completion of the Company’s IPO in August 2010, the April 2010 Convertible Notes and related accrued interest converted into 1,292,122 shares of common stock. The Company initially recorded the April 2010 Convertible Notes net of a $2,583,617 BCF, which has been fully recognized as interest expense as of December 31, 2010 as the result of the conversion of the April 2010 Convertible Notes.
(b) Credit Facilities and Vendor Debt
In May 2010, the Company executed a term loan facility with lenders to fund working capital needs. The loan is secured by a lien on all of the Company’s assets, excluding intellectual property, which is subject to a negative pledge. The Company received proceeds of $5,000,000 at closing. An additional $6,000,000 of proceeds is available to the Company subject to final approval from the lenders. The loan bears interest at an annual rate of LIBOR plus 8.75%, subject to a LIBOR floor of 3.00%. The loan contains a material adverse change clause, as defined, which can trigger an event of default. In connection with the term loan facility, the Company’s cash and investment accounts are subject to account control agreements with the lenders that give them the right to assume control of the accounts in the event of a loan default. The loan is repayable over 39 months with interest only payments for the first twelve months. As of December 31, 2010, the balance of the loan was $5,000,000, with $1,296,296 of that amount classified as current. In connection with the loan, the lenders received warrants to purchase 255,376 shares of Series B at $0.93 per share, which became warrants to purchase 31,861 shares of common stock at $7.45 per share upon the closing of the IPO. The fair value of the warrants at the date of issuance of $204,224 has been recorded as deferred financing costs and will be amortized to interest expense through the maturity date of the debt. The Company is required to issue additional warrants to purchase up to an additional 38,235 shares of common stock in the event that additional proceeds are received from the lenders.

In March 2007, the Company received a $2,500,000 loan from a finance company. The loan was secured by a lien on all of the Company’s assets, excluding intellectual property, which was subject to a negative pledge. Interest on the loan was at a rate of 11.44%. The loan was interest-only for six months, and was repayable in equal monthly payments of principal and interest of $82,369 over 36 months. Interest expense of $42,633, $142,785 and $226,594 was recognized during the years ended December 31, 2010, 2009, and 2008 respectively. This loan was repaid on May 13, 2010. In connection with the loan from the finance company, the Company issued a warrant to purchase 134,408 shares of Series A at an exercise price of $0.93 per share, which became, upon the closing of the IPO, warrants to purchase 16,769 shares of common stock at an exercise price of $7.45 per share. The following table summarizes the fair value and the assumptions used for the Black-Scholes option-pricing model for the Series A warrants:

December 31,
2009

Fair value	$99,664
Expected dividend yield	—%
Expected volatility	89.17%
Risk-free interest rate	3.43%
Remaining contractual term	7.25 years
Upon the completion of the Company’s IPO in August 2010, and as the result of these warrants converting into warrants to purchase common stock, they were reclassified into stockholder’s equity.
Additionally, at December 31, 2010 and 2009, there was $216,571 and $36,043, respectively, outstanding on a short-term loan from an independent third party vendor.
(7) Capital Structure
(a) Initial Public Offering
In August 2010 the Company completed its initial public offering of common stock selling 5,000,000 shares at an offering price of $10.00 per share, resulting in gross proceeds of $50,000,000. Net proceeds after underwriting fees and offering expenses were approximately $43,000,000.
(b) Redeemable Convertible Preferred Stock
All outstanding shares of the Company’s redeemable convertible preferred stock, plus accrued dividends thereon, were converted into 7,861,785 shares of common stock upon the completion of the IPO in August 2010.
(c) Warrants
All outstanding warrants to purchase shares of preferred stock converted into warrants to purchase an equal number of shares of common stock, adjusted for the reverse stock split as discussed in Note 3(l), upon completion of the IPO in August 2010. As of December 31, 2010, the following warrants to purchase common stock were outstanding:

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

(8) Stock-Based Compensation
The Company is authorized to grant up to 1,738,886 shares of common stock under the NuPathe Inc. 2010 Omnibus Incentive Compensation Plan (the 2010 Plan). Such grants may be made to eligible employees, directors, consultants and advisors to the Company in the form of restricted stock, stock options, stock appreciation rights, stock units, performance units and other stock-based awards. The 2010 Plan was approved by stockholders in July 2010 and became effective on August 5, 2010. The 2010 Plan replaces the Company’s 2005 Equity Compensation Plan (the 2005 Plan) and no further grants may be made under the 2005 Plan. All outstanding grants under the 2005 Plan shall be satisfied with shares under the 2010 Plan. Awards under the 2010 Plan are made by the Compensation Committee of the Company’s board of directors. As of December 31, 2010, there were 314,893 shares of common stock available for future grants under the 2010 Plan.
Stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008 includes compensation expense for employee (which also includes director) and nonemployee stock option grants and restricted stock grants. The compensation expense for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year Ended December 31,
	2010	2009	2008

Stock options:
Employee	$507,065	$308,418	$104,547
Nonemployee	27,751	18,869	9,466

	534,816	327,287	114,013

Restricted stock:
Employee	8,534	(8,232)	44,163

	$543,350	$319,055	$158,176

The reversal of compensation expense for restricted stock in 2009 resulted from the forfeiture of restricted stock grants for which expense was recorded in prior years.
Stock-based compensation expense was included in the accompanying statements of operations for the years ended December 31, 2010, 2009 and 2008, as follows:

	Year Ended December 31,
	2010	2009	2008

Research and development	$143,502	$118,504	$54,622
Selling, general and administrative	399,848	200,551	103,554

	$543,350	$319,055	$158,176

Stock Options
The weighted average fair value of the options granted during 2010, 2009 and 2008 was estimated at $6.36, $1.36 and $1.36, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2010	2009	2008
Expected dividend yield	—%	—%	—%
Expected volatility	84.1%	92.8%	79.8%
Risk-free interest rate	1.9%	2.2%	2.9%
Expected life	6 years	5.25 years	6 years

The following table summarizes the aggregate stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term in Years	Value

Outstanding at January 1, 2008	165,741	$1.28
Granted	749,162	1.92
Exercised	(155)	1.44
Cancelled/forfeited	(15,958)	1.52

Outstanding at December 31, 2008	898,790	1.76
Granted	68,447	1.92
Exercised	—	—
Cancelled/forfeited	(16,544)	1.76

Outstanding at December 31, 2009	950,693	1.81
Granted	483,372	8.87
Exercised	(4,878)	1.55
Cancelled/forfeited	(14,081)	1.76

Outstanding at December 31, 2010	1,415,106	$4.22	8.19	$7,138,997

Vested and expected to vest at December 31, 2010	1,415,106	$4.22	8.19	$7,138,997

Exercisable at December 31, 2010	629,902	$1.76	7.30	$4,596,937

Of the 483,372 stock options granted during 2010, 144,489 had performance-based vesting criteria. These 144,489 stock options were awarded to executive officers and include vesting criteria that are contingent upon the achievement of certain corporate milestones, as defined in the grant agreements. For stock-based awards that have performance-based vesting criteria, compensation cost is recognized when it is deemed probable that the vesting criteria will be met. As of December 31, 2010, the Company has not deemed the achievement of the vesting criteria to be probable, and therefore there has been no compensation expense recorded for these performance-based awards during 2010.
The aggregate intrinsic values represent the total amount by which the value of the shares of common stock subject to such options exceeds the exercise price of such options, based on the Company’s closing stock price of $9.06 on December 31, 2010.
As of December 31, 2010, there was $3,256,376 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.6 years. As of December 31, 2010, there were a total of 1,104,084 in-the-money options.
The following table summarizes information about stock options outstanding at December 31, 2010:

	Options outstanding		Options exercisable
		Weighted		Weighted
		average		average
		remaining		remaining
	Number of	contractual	Number of	contractual
Exercise Price	Options	term (years)	Options	term (years)
$0.80	34,308	4.55	34,308	4.55
$0.96	16,217	5.07	16,217	5.07
$1.44	101,938	6.22	94,674	6.18
$1.92	779,271	7.78	484,703	7.79
$5.93	90,000	9.77	—	—
$7.22	7,000	9.94	—	—
$7.88	75,350	9.69	—	—
$10.00	311,022	9.60	—	—

	1,415,106	8.19	629,902	7.30

Restricted Stock
The following table summarizes the aggregate restricted stock activity for the year ended December 31, 2010, 2009 and 2008:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested shares at January 1, 2008	70,640	$1.36
Granted	—	—
Vested	—	—
Forfeited/repurchased	—	—

Nonvested shares at December 31, 2008	70,640	$1.36
Granted	—	—
Vested	—	—
Forfeited/repurchased	(61,753)	$1.44

Nonvested shares at December 31, 2009	8,887	$0.96
Granted	—	—
Vested	(8,887)	$0.96
Forfeited/repurchased	—	—

Nonvested shares at December 31, 2010	—	—

(9) Commitments
(a) Leases
The Company leases office space and office equipment under operating leases, which expire at various times through March 2013. Rent expense under these leases was $299,304, $299,342, and $316,350, for the years ended December 31, 2010, 2009 and 2008, respectively. Rent expense under these leases since inception was $1,219,130.
Future minimum lease payments as of December 31, 2010 are as follows:

2011	$363,121
2012	368,228
2013	91,221

$822,570

(b) License Agreements
In July 2008, the Company and Travanti Pharma Inc. (Travanti) entered into an asset purchase and license agreement and an assignment agreement. Pursuant to the terms of the Travanti agreement, the Company paid $5,500,000 for the purchase of a patent application, including all supporting documentation and priority documents that is directed to transdermal delivery of anti-migraine medications using an active delivery patch. The Company granted Travanti a nonexclusive, royalty-free, perpetual worldwide license to use the purchased patent application, and the invention covered by such patent application, outside the field of migraine. In addition, Travanti granted to the Company a perpetual, worldwide, exclusive, royalty-free license, with the right to grant sublicenses, under Travanti’s patent rights and know-how that relate generally to specified iontophoresis technology to develop, make and commercialize migraine products. This fee was recognized in the accompanying statement of operations for the year ended December 31, 2008 as acquired in process research and development, as additional research and development efforts and regulatory approval is required in order to commercialize this product in the United States.

The Company entered into a patent license agreement with the University of Pennsylvania (Penn), which became effective in July 2006 and was amended in May 2007. Under the patent license agreement, Penn granted to the Company exclusive, worldwide rights under specified patent applications, and patents issuing therefrom, to make, use and sell products using Long Acting Delivery (LAD) technology. Under the agreement, the Company has the right to sublicense, subject to specified conditions, including the payment of sublicense fees. The patent license agreement requires that the Company use commercially reasonable efforts to develop and commercialize licensed products and requires the Company to commit a minimum of $250,000 per year towards such activities until the first commercial sale of the first licensed product. The license agreement requires the Company to make annual license maintenance payments of up to $50,000 to Penn until the first commercial sale of the first licensed product. The license agreement covers the Company’s product candidates NP201 and NP202. In addition, the Company has agreed to pay Penn aggregate milestone payments of up to $950,000 upon the achievement of specified development and regulatory milestones related to each licensed product as specified and royalty payments equal to a specified percentage of future commercial sales of licensed products subject to the license through the expiration of the licensed patents. The Company paid annual license fees of $30,000, $30,000 and $20,000 in 2010, 2009 and 2008, respectively, which were recorded as research and development expense. The Company incurred expenses from Penn for $46,488, $64,864 and $72,984 in 2010, 2009 and 2008, respectively, for patent prosecution costs, which was recorded as expense by the Company.
In September 2009, the Company entered into a license agreement with SurModics Pharmaceuticals, Inc. (SurModics), pursuant to which the Company received an exclusive worldwide license, with the right to sublicense, under SurModics’ intellectual property, including its interest in joint inventions developed under a feasibility agreement, to make, have made, use, sell, import and export products covered by the license agreement. The Company granted SurModics an exclusive, perpetual, worldwide, royalty-free license under the Company’s interest in joint inventions for uses that do not relate to products covered by the agreement or include any of the Company’s existing technology or confidential information. The Company also granted SurModics a right of first negotiation to manufacture clinical supplies of covered products. If the Company and SurModics enter into such clinical manufacturing agreement, SurModics has a right of first negotiation to manufacture commercial supplies of covered products. The Company is obligated to pay aggregate milestones of up to $4,750,000 upon the achievement of specified development, regulatory and sales level milestones related to the first clinical indication approved by regulatory authority for covered products. The license agreement currently covers the Company’s product candidate NP201. The Company must also pay an additional milestone payment upon regulatory approval of each additional clinical indication for covered products and specified royalties on sales of commercial product.
(c) Equipment Funding Agreement
In June 2010, the Company entered into an equipment funding agreement with LTS Lohmann Therapie-Systeme AG (LTS), under which the Company agreed to fund the purchase by LTS of manufacturing equipment for Zelrix, one of the Company’s product candidates. The Company is required to make agreed upon installment payments to LTS, in the aggregate amount of €5,370,000 in 14 monthly installments that commenced in June 2010. As of December 31, 2010, €2,713,250, or approximately $3,595,500 based on exchange rates as of December 31, 2010, remains to be paid in accordance with monthly installments under the agreement. As of December 31, 2010, €2,656,750, or $3,410,315, based on exchange rates in effect at the time payments were made, has been recorded as a noncurrent asset in the accompanying balance sheet. Amounts capitalized under the LTS agreement will be amortized to cost of goods sold upon commencement of commercial sales of Zelrix.
Under the agreement, LTS will purchase and install the equipment according to an agreed upon project plan. LTS will own the purchased equipment and will be responsible for its routine and scheduled maintenance and repair. However, during the term of the LTS development and license agreement or any subsequent commercial manufacturing agreement that the parties may enter into, LTS will be required to use the purchased equipment solely for fulfilling its obligations to manufacture Zelrix. Additionally, during the term of the development and license agreement or such commercial manufacturing agreement, LTS is prohibited from encumbering the purchased equipment and may not sell or dispose of such equipment, except that LTS may transfer ownership of it to its affiliate, LTS Lohmann Therapy Systems Partnership L.P. If the Company does not enter into a commercial manufacturing agreement with LTS or if the Company terminates the equipment funding agreement due to a breach by LTS, LTS must, at its option, either transfer ownership of the equipment to the Company or refund to the Company the purchase price of the equipment, less depreciation, as defined.

The equipment funding agreement will remain in effect until the later of the completion by LTS of all installation activities or the execution of a commercial manufacturing agreement.
(d) Employment Agreements
Certain of the officers of the Company have employment agreements providing for severance and continuation of benefits in the event of termination without cause, including in the event of a Change of Control of the Company, as defined.
(10) 401(k) Profit Sharing Plan
The Company maintains a 401(k) Profit Sharing Plan (the 401(k) Plan) available to all employees meeting certain eligibility criteria. The 401(k) Plan permits participants to contribute up to 90% of their salary, not to exceed the limits established by the Internal Revenue Code. All contributions made by participants into the participants’ accounts vest immediately. Since 2008, the Company has provided a biweekly matching contribution to participant’s accounts as provided for under the 401(k) Plan. This contribution is determined by a formula that is based on the employee’s contributions, not to exceed 3% of their eligible wages, as defined by the 401(k) Plan. The Company sponsored match was $94,860, $74,425, and $61,565 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company’s contribution to the 401(k) Plan is 100% vested upon the contribution date.
(11) Related-Party Transactions
A former director of the Company, who resigned in July 2008, served as the chairman, through December 31, 2009, of a company that provides outsourced clinical development services to the pharmaceutical industry. During the year ended December 31, 2008, the Company purchased $166,308 of services from that company and its affiliates. The Company considers the fees paid fair value for the services rendered.
(12) Income Taxes
The Company sold $500,388 and $151,012 of Pennsylvania research and development tax credits to a third party buyer during the years ended December 31, 2010 and 2009, respectively. Accordingly, the Company recorded an income tax benefit of $500,388 and $151,012 for the years ended December 31, 2010 and 2009, respectively.
A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2010	2009	2008
Percent of pre-tax income:
U.S. federal statutory income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	5.8	6.5	6.5
Other	(1.4)	1.0	3.8
Change in valuation allowance	(36.3)	(40.6)	(44.3)

Effective income tax rate	2.1%	0.9%	—%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	December 31,
	2010	2009
Net operating loss carryforwards	$25,702,568	$17,118,099
Research and development credit	1,627,895	1,272,271
Depreciation and amortization	1,899,425	2,014,476
Capitalized start-up costs	112,952	141,190
Other temporary differences	414,257	182,720

Gross deferred tax asset	29,757,097	20,728,756
Deferred tax assets valuation allowance	(29,757,097)	(20,728,756)

	$—	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance at December 31, 2010 and 2009. The valuation allowance in 2010 increased by $9,000,000 over 2009 and the valuation allowance in 2009 increased by $6,500,000 over 2008, related primarily to additional net operating losses incurred by the Company and additional capitalized start-up expenses.
As of December 31, 2010 and 2009, $278,000 and $348,000, respectively, of the Company’s expenses had been capitalized for tax purposes as start-up costs. For tax purposes, capitalized start-up costs will be amortized over fifteen years beginning when the Company commences operations, as defined under the Internal Revenue Code.
The following table summarizes carryforwards of net operating losses and tax credits as of December 31, 2010:

	Amount	Expiration
Federal net operating losses	$63,317,112	2026 — 2030
State net operating losses	63,317,112	2026 — 2030
Research and development credits	1,627,895	2025 — 2030
The Tax Reform Act of 1986 (the Act) provides for a limitation of the annual use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined by the Act) that could limit the Company’s ability to utilize these carryforwards. The Company has not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since its formation, due to the significant costs and complexities associated with such a study. The Company may have experienced various ownership changes, as defined by the Act, as a result of past financings. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes; therefore, the Company may not be able to take full advantage of these carryforwards for federal or state income tax purposes.
On January 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board (FASB) ASC 740-10, Accounting for Uncertainty in Income Taxes, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FASB ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based solely on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood to be sustained upon ultimate settlement. FASB ASC 740-10 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions and income tax disclosures.
The Company did not have unrecognized tax benefits as of December 31, 2010 and does not expect this to change significantly over the next twelve months. In connection with the adoption of FASB ASC 740-10, the Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2010, the Company has not accrued interest or penalties related to uncertain tax positions. The Company’s tax returns for the years ended December 31, 2007 through December 31, 2010 are still subject to examination by major tax jurisdictions.

(13) Quarterly Financial Information (unaudited)
This table summarizes the unaudited quarterly results of operations for the quarters in 2010 and 2009:

	2010 Results
	First quarter	Second quarter	Third quarter	Fourth quarter	Total

Grant revenue	$—	$—	$—	$649,959	$649,959

Operating expenses	4,262,935	4,213,153	6,510,958	6,848,439	21,835,485

Loss from operations	(4,262,935)	(4,213,153)	(6,510,958)	(6,198,480)	(21,185,526)

Interest expense, net	(10,487)	(1,431,301)	(2,073,688)	(155,173)	(3,670,649)

Loss before tax benefit	(4,273,422)	(5,644,454)	(8,584,646)	(6,353,653)	(24,856,175)

Income tax benefit	320,381	—	—	180,007	500,388

Net loss	(3,953,041)	(5,644,454)	(8,584,646)	(6,173,646)	(24,355,787)

Accretion of redeemable convertible preferred stock	(1,033,399)	(1,033,399)	(466,697)	—	(2,533,495)

Net loss available to common stockholders	$(4,986,440)	$(6,677,853)	$(9,051,343)	$(6,173,646)	$(26,889,282)

Basic and diluted net loss per common share	$(13.06)	$(17.42)	$(1.01)	$(0.42)	$(4.39)

Weighted average basic and diluted common shares outstanding	381,842	383,368	9,003,135	14,548,851	6,126,123

	2009 Results
	First quarter	Second quarter	Third quarter	Fourth quarter	Total

Operating expenses	$3,792,190	$3,952,711	$3,445,573	$3,261,282	$14,451,756

Interest expense, net	(37,107)	(44,269)	(1,204,656)	(3,536)	(1,289,568)

Loss before tax benefit	(3,829,297)	(3,996,980)	(4,650,229)	(3,264,818)	(15,741,324)

Income tax benefit	151,012	—	—	—	151,012

Net loss	(3,678,285)	(3,996,980)	(4,650,229)	(3,264,818)	(15,590,312)

Accretion of redeemable convertible preferred stock	(829,766)	(829,766)	(924,280)	(1,033,399)	(3,617,211)

Net loss available to common stockholders	$(4,508,051)	$(4,826,746)	$(5,574,509)	$(4,298,217)	$(19,207,523)

Basic and diluted net loss per common share	$(11.81)	$(12.64)	$(14.60)	$(11.26)	$(50.31)

Weighted average basic and diluted common shares outstanding	381,789	381,789	381,789	381,789	381,789

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes to Internal Controls Over Financial Reporting
There has been no change in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. Our Code of Business Conduct and Ethics contains provisions that satisfy the standards for a “code of ethics” set forth in Item 406 of Regulation S-K of the rules and regulations of the SEC. Our Code of Business Conduct and Ethics also contains a special code of ethics that is applicable to our Chief Executive Officer and our senior financial officers. Our Code of Business Conduct and Ethics is available through our website’s “Investor Relations - Corporate Governance” page, the address of which is www.nupathe.com.
To the extent that we amend any provision of our Code of Conduct or grant a waiver from any provision of our Code of Conduct that is applicable to any of our directors or our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, we intend to satisfy our disclosure obligations under applicable SEC rules by posting such information on our Internet Web site under the heading “For Investors—Corporate Governance.”
The reference to our website is intended to be inactive textual references only, and the contents of our websites is not incorporated by reference herein.
The additional information required by this item is incorporated herein by reference to the sections captioned “Election of Directors,” “Executive Officers,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the section captioned “Executive Compensation” in our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the section captioned “Director Independence and Relationships and Related Party Transactions” in our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm” in our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Financial Statements: The following financial statements are included in Part II, Item 8 of this Form 10-K:
Financial Statement Schedules: All schedules to our financial statements are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.
Exhibits: A list of exhibits filed as part of this Form 10-K is set forth in the Exhibit Index that immediately follows the signature page to this Form 10-K and is incorporated by reference herein. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUPATHE INC.
Date: March 18, 2011	By:	/s/ Jane H. Hollingsworth
Jane H. Hollingsworth
Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jane H. Hollingsworth and Keith A. Goldan, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jane H. Hollingsworth Jane H. Hollingsworth	Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2011

/s/ Keith A. Goldan Keith A. Goldan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2011

/s/ Wayne P. Yetter Wayne P. Yetter	Chairman of the Board	March 18, 2011

/s/ Michael Cola Michael Cola	Director	March 18, 2011

/s/ Jeanne Cunicelli Jeanne Cunicelli	Director	March 18, 2011

/s/ Michael C. Diem Michael C. Diem, M.D.	Director	March 18, 2011

/s/ William J. Federici William J. Federici	Director	March 18, 2011

/s/ Richard S. Kollender Richard S. Kollender	Director	March 18, 2011

/s/ Gary J. Kurtzman Gary J. Kurtzman, M.D.	Director	March 18, 2011

/s/ Robert P. Roche, Jr. Robert P. Roche, Jr.	Director	March 18, 2011

INDEX TO EXHIBITS

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1		Restated Certificate of Incorporation of NuPathe Inc.	8-K	001-34836	3.1	August 12, 2010

3.2		Bylaws of NuPathe Inc.	8-K	001-34836	3.2	August 12, 2010

4.1		Amended and Restated Investor Rights Agreement, dated as of July 8, 2008, as amended on July 20, 2010 and August 4, 2010	S-1/A	333-166825	4.1	August 5, 2010

4.2		Preferred Stock Warrant, dated as of March 29, 2007, as amended, issued to Oxford Finance Corp.	S-1/A	333-166825	4.2	June 15, 2010

4.3		Form of Warrant to Purchase Shares of Series B Preferred Stock, as amended	S-1/A	333-166825	4.3	June 15, 2010

4.4		Series B Preferred Stock Warrant, dated May 13, 2010, issued to MidCap Funding III, LLC	S-1/A	333-166825	4.4	June 15, 2010

4.5		Series B Preferred Stock Warrant, dated May 13, 2010, issued to Silicon Valley Bank	S-1/A	333-166825	4.5	June 15, 2010

10.1	*	Patent License Agreement, effective as of July 1, 2006, as amended, between NuPathe Inc. and The Trustees of the University of Pennsylvania	S-1/A	333-166825	10.1	June 15, 2010

10.2	*	Development and License Agreement, dated September 14, 2007, as amended, between NuPathe Inc. and LTS Lohmann Therapie-Systeme AG	S-1/A	333-166825	10.2	July 27, 2010

10.3		Asset Purchase and License Agreement, dated July 8, 2008, between NuPathe Inc. and Travanti Pharma Inc.	S-1/A	333-166825	10.3	June 15, 2010

10.4	*	Feasibility Evaluation Agreement, dated March 19, 2007, as amended, between NuPathe Inc. and SurModics Pharmaceuticals, Inc. (f/k/a Brookwood Pharmaceuticals, Inc.)	S-1/A	333-166825	10.4	July 27, 2010

10.5	*	License Agreement, dated September 23, 2009, between NuPathe Inc. and SurModics Pharmaceuticals, Inc. (f/k/a Brookwood Pharmaceuticals, Inc.)	S-1/A	333-166825	10.5	July 27, 2010

10.6		Secured Subordinated Convertible Note and Warrant Purchase Agreement, dated April 9, 2010, between NuPathe Inc. and the Purchasers named therein	S-1/A	333-166825	10.6	June 15, 2010

10.7		Loan and Security Agreement, effective as of May 13, 2010, by and among MidCap Funding III, LLC, Silicon Valley Bank and NuPathe Inc.	S-1/A	333-166825	10.7	June 15, 2010

10.8		Secured Promissory Note, dated May 13, 2010, made by NuPathe Inc. in favor of MidCap Funding III, LLC	S-1/A	333-166825	10.8	June 15, 2010

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.9		Secured Promissory Note, dated May 13, 2010, made by NuPathe Inc. in favor of Silicon Valley Bank	S-1/A	333-166825	10.9	June 15, 2010

10.10	*	Equipment Funding Agreement, dated June 1, 2010, between NuPathe Inc. and LTS Lohmann Therapie-Systeme AG	S-1/A	333-166825	10.11	July 27, 2010

10.11		Office Space Lease, dated January 10, 2008, between NuPathe Inc. and Washington Street Associates II, L.P.	S-1/A	333-166825	10.10	June 15, 2010

10.12		First Amendment to Office Space Lease, dated November 1, 2010, between NuPathe Inc. and Washington Street Associates II, L.P.	—	—	—	—	X

10.13	#	Amended and Restated 2005 Equity Compensation Plan, as amended, including forms of Incentive Stock Option Grant, Nonqualified Stock Option Grant and Restricted Stock Grant Agreement thereunder	S-1/A	333-166825	10.12	June 15, 2010

10.14	#	NuPathe Inc. 2010 Omnibus Incentive Compensation Plan	10-Q	001-34836	10.1	November 12, 2010

10.15	#	Form of Incentive Stock Option Grant Agreement for awards under NuPathe Inc. 2010 Omnibus Incentive Compensation Plan	10-Q	001-34836	10.2	November 12, 2010

10.16	#	Form of Nonqualified Stock Option Grant Agreement for awards under NuPathe Inc. 2010 Omnibus Incentive Compensation Plan	10-Q	001-34836	10.3	November 12, 2010

10.17	#	Form of Nonqualified Stock Option Grant Agreement for awards to non-employee directors under NuPathe Inc. 2010 Omnibus Incentive Compensation Plan	10-Q	001-34836	10.4	November 12, 2010

10.18	#	Form of Restricted Stock Grant Agreement for awards under NuPathe Inc. 2010 Omnibus Incentive Compensation Plan	10-Q	001-34836	10.5	November 12, 2010

10.19	#	NuPathe Inc. 2010 Employee Stock Purchase Plan	S-1/A	333-166825	10.14	July 21, 2010

10.20	#	Employment Agreement between NuPathe Inc. and Jane H. Hollingsworth	S-1/A	333-166825	10.15	July 9, 2010

10.21	#	Employment Agreement between NuPathe Inc. and Terri B. Sebree	S-1/A	333-166825	10.16	July 9, 2010

10.22	#	Employment Agreement between NuPathe Inc. and Keith A. Goldan	S-1/A	333-166825	10.17	July 9, 2010

10.23	#	Employment Agreement between NuPathe Inc. and Gerald W. McLaughlin	S-1/A	333-166825	10.18	July 9, 2010

10.24	#	Employment Agreement between NuPathe Inc. and Ezra H. Felker	S-1/A	333-166825	10.19	July 9, 2010

10.25	#	Employment Agreement, dated October 7, 2010, by and between NuPathe Inc. and Michael F. Marino	10-Q	001-34836	10.8	November 12, 2010

10.26	#	NuPathe Inc. Non-employee Director Compensation Policy	—	—	—	—	X

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.27	#	Form of Director Indemnification Agreement	S-1/A	333-166825	10.20	July 9, 2010

10.28	#	List of current directors with a Director Indemnification Agreement in the form provided as Exhibit 10.27	—	—	—	—	X

10.29		License Agreement, dated December 1, 2010 between NuPathe Inc. and Washington Street Associates II, L.P.	—	—	—	—	X

23.1		Consent of KPMG LLP, independent registered public accounting firm	—	—	—	—	X

24.1		Power of Attorney (included in the signature page to this Form 10-K)	—	—	—	—	X

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

32.1		Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	†

*	Certain information in this exhibit has been omitted pursuant to an Order Granting Confidential Treatment issued by the Securities and Exchange Commission.

#	Indicates management contract or compensatory plan or arrangement.

†	Furnished herewith.