Form 10-Q
period 2011-06-30
NUPATHE INC.
filed 2011-08-15
CIK 1375200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑                      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of August 2, 2011, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 14,737,167.

NUPATHE INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Form 10-Q that are not historical facts are hereby identified as forward-looking statements for this purpose and include, among others, statements relating to:

•                       our plans to develop and commercialize NP101 (also known as Zelrix) and our other product candidates;

•                       the timing of, and our ability to obtain, marketing approval of NP101 and our other product candidates;

•                       the timing of our anticipated commercial launch of NP101 and our other product candidates;

•                       our ongoing and planned preclinical studies, clinical trials and regulatory submissions;

•                       our commercialization and marketing capabilities;

•                       future expenses and capital requirements;

•                       the sufficiency of our cash and cash equivalents to fund our operations into the expected commercial launch of NP101 in the first half of 2012; and

•                       our timing of and our ability to raise additional capital in sufficient amounts or on terms acceptable to us;

as well as other statements relating to our projections, expectations, beliefs, future performance or plans or objectives for future operations (including assumptions underlying or relating to any of the foregoing). Forward-looking statements may appear throughout this Form 10-Q, including without limitation, in the following sections: “Notes to Unaudited Financial Statements” contained in Part I., Item 1, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part I., Item 2, and “Risk Factors” contained in Part II, Item 1A.  Forward-looking statements generally can be identified by words such as “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” and similar expressions, although not all forward-looking statements contain these identifying words.

Forward-looking statements are based upon our current expectations and beliefs and are subject to risks and uncertainties that could cause actual results to differ materially and adversely from those expressed or implied by such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“2010 Annual Report”), and in particular the risks and uncertainties discussed under “Item 1.A - Risk Factors” of such reports and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). As a result, you should not place undue reliance on forward-looking statements.

Additionally, the forward-looking statements contained in this Form 10-Q represent management’s views as of the date of this Form 10-Q (or any earlier date indicated in such statement). While we may update certain forward-looking statements from time to time, we specifically disclaim any obligation to do so, whether as a result of new information, future developments or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the periodic and current reports that we file with the SEC. The foregoing cautionary statements are intended to qualify all forward-looking statements wherever they may appear in this Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

NUPATHE INC.

(A Development-Stage Company)

Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$ 36,208	$ 38,918
Prepaid expenses and other current assets	198	1,008
Total current assets	36,406	39,926
Property and equipment, net	202	98
Other assets	613	319
Other assets-equipment funding (Note 3(d))	6,403	3,410
Total assets	$ 43,624	$ 43,753

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$ 5,222	$ 1,513
Accounts payable	1,558	1,198
Accrued expenses	2,345	3,073
Total current liabilities	9,125	5,784
Long-term debt	9,593	3,704

Total liabilities	18,718	9,488

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares. None issued and outstanding	-	-
Common stock, $0.001 par value. Authorized 90,000,000 shares; issued and outstanding 14,581,580 and 14,549,461 shares at June 30, 2011 and December 31, 2010, respectively	15	15
Additional paid-in capital	114,875	114,047
Deficit accumulated during the development stage	(89,984)	(79,797)
Total stockholders’ equity	24,906	34,265
Total liabilities and stockholders’ equity	$ 43,624	$ 43,753

See accompanying notes to unaudited financial statements.

NUPATHE INC.

(A Development-Stage Company)

Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from January 7, 2005 (inception) through
	2011	2010	2011	2010	June 30, 2011

Grant Revenue	$ —	$ —	$ —	$ —	$ 650

Operating expenses:
Research and development	3,703	3,268	5,277	6,658	54,128
Acquired in-process research and development	—	—	—	—	5,500
Selling, general and administrative	2,530	945	4,500	1,818	19,099
Total operating expenses	(6,233)	(4,213)	(9,777)	(8,476)	(78,727)
Loss from operations	(6,233)	(4,213)	(9,777)	(8,476)	(78,077)
Interest income	17	4	42	4	615
Interest expense	(249)	(1,435)	(452)	(1,446)	(6,792)
Loss before tax benefit	(6,465)	(5,644)	(10,187)	(9,918)	(84,254)
Income tax benefit	—	—	—	320	651
Net loss	(6,465)	(5,644)	(10,187)	(9,598)	$ (83,603)
Accretion of redeemable convertible preferred stock	(—)	(1,033)	(—)	(2,067)
Net loss available to common stockholders	$ (6,465)	$ (6,677)	$ (10,187)	$ (11,665)
Basic and diluted net loss per common share	$ (0.44)	$ (17.42)	$ (0.70)	$ (30.49)
Weighted average basic and diluted common shares outstanding	14,561,519	383,368	14,557,655	382,609

See accompanying notes to unaudited financial statements.

NUPATHE INC.

(A Development-Stage Company)

Statements of Cash Flows

(Unaudited)

(in thousands, except share and per share data)

	Six Months Ended June 30,		Period from January 7, 2005 (inception) through
	2011	2010	June 30, 2011
Cash flows from operating activities:
Net loss	$(10,187)	$(9,598)	$ (83,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	30	23	207
Loss on asset disposal	—	—	24
Acquired in-process research and development	—	—	5,500
Stock-based compensation	527	175	1,659
Noncash interest expense	87	1,328	5,312
Changes in operating assets and liabilities:
Prepaid expenses and other assets	786	102	253
Accounts payable	360	(344)	1,558
Accrued expenses	(754)	642	2,398
Net cash used in operating activities	(9,151)	(7,672)	(66,692)

Cash flows from investing activities:
Purchase of in-process research and development	—	—	(5,500)
Payments under equipment funding agreement	(2,993)	(1,922)	(6,403)
Purchases of property and equipment	(134)	(24)	(433)
Net cash used in investing activities	(3,127)	(1,946)	(12,336)

Cash flows from financing activities:
Proceeds from issuance of debt	10,000	5,000	17,609
Payment of debt issuance costs	(59)	(62)	(307)
Repayment of debt	(402)	(818)	(3,326)
Proceeds from sale of preferred stock, net	—	—	43,576
Proceeds from sale of common stock	29	3	43,217
Proceeds from sale of convertible notes	—	10,063	14,467
Net cash provided by financing activities	9,568	14,186	115,236
Net increase (decrease) in cash and cash equivalents	(2,710)	4,568	36,208
Cash and cash equivalents, beginning of period	38,918	3,927	—
Cash and cash equivalents, end of period	$ 36,208	$ 8,495	$ 36,208

Supplemental cash flow disclosures:
Noncash investing and financing activities:
Conversion of note principal and accrued interest to redeemable convertible preferred stock	$—	$—	$4,547
Conversion of note principal and accrued interest to common stock	—	—	10,337
Conversion of redeemable convertible preferred stock into common stock	—	—	58,071
Reclassification of warrant liability	—	—	1,113
Fair value of warrants issued in connection with loan facility	272	—	272
Accretion of redeemable convertible preferred stock	—	2,067	9,948
Cash paid for interest	203	46	1,187

See accompanying notes to unaudited financial statements.

NuPathe Inc.

(A Development-stage Company)

Notes to Unaudited Financial Statements

Amounts are in thousands, except share and per share data

(1) Background

NuPathe Inc. (the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of branded therapeutics for diseases of the central nervous system. The Company was incorporated in Delaware on January 7, 2005 (“inception”) and has its principal office in Conshohocken, Pennsylvania.  The Company operates as a single business segment and is a development-stage company.

(2) Development-stage Risks and Liquidity

The Company has incurred losses and negative cash flows from operations since inception and has accumulated a deficit during its development-stage of $89,984 as of June 30, 2011. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development.

Management estimates that cash and cash equivalents of $36,208 as of June 30, 2011 will be sufficient to sustain operations into the first half of 2012. Additional financing will be needed by the Company to fund its operations and the commercialization of its products beyond that point.  There is no assurance that such financing will be available when needed or on acceptable terms.

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

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC, which includes annual audited financial statements as of and for the year ended December 31, 2010.

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

The Company had Level 1 fair value measurements of its cash equivalents of $33,943 and $38,770 at June 30, 2011 and December 31, 2010, respectively.  The Company had no Level 2 or Level 3 fair value instruments at June 30, 2011 or December 31, 2010.

(d) Other Assets-Equipment Funding

In June 2010, the Company entered into an equipment funding agreement with LTS Lohmann Therapie-Systeme AG (“LTS”), under which the Company agreed to fund the purchase by LTS of manufacturing equipment for the Company’s primary product candidate, NP101 (also known as Zelrix). The Company agreed to make installment payments to LTS, in the aggregate amount of €5,370 in 14 monthly installments that commenced in June 2010, according to an agreed upon payment schedule. As of June 30, 2011, €4,722, or $6,403 based on exchange rates in effect at the time the payments were made, has been recorded as a noncurrent asset in the accompanying balance sheet. Amounts capitalized under the LTS funding agreement will be amortized to cost of goods sold upon the commencement of commercial sales of NP101.

LTS owns the purchased equipment and is responsible for its routine and scheduled maintenance and repair and is required to use the purchased equipment solely to manufacture NP101. The equipment funding agreement will remain in effect until the later of the completion by LTS of all installation activities or the execution of a commercial manufacturing agreement.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as of June 30, 2011 and 2010, as they would be anti-dilutive:

	June 30,
	2011	2010
Shares of redeemable convertible preferred stock	-----	6,624,704
Shares issuable pursuant to redeemable convertible preferred stock accretion	-----	1,177,273
Shares underlying outstanding options to purchase common stock	1,497,878	938,222
Shares of unvested restricted stock	16,000	8,887
Shares underlying outstanding warrants to purchase stock *	200,268	140,520

  * The 2010 amounts represented warrants to purchase preferred stock, the 2011 amounts represent warrants to purchase common stock

(f) Recently Issued Accounting Standards

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which amends the presentation requirements of Comprehensive Income.  Specifically, the FASB has decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for interim and annual reporting periods ending after December 15, 2011.  The provisions of ASU 2011-05 should be applied retrospectively and early adoption is permitted.  The Company does not expect the adoption of ASU 2011-05 to have a significant impact on the Company’s financial statements.

(4) Credit Facility

In May 2010, the Company executed a term loan facility with lenders to fund working capital requirements (the “May 2010 Loan Facility”). The Company’s obligations under the May 2010 Loan Facility are secured by a lien on all of the Company’s assets, excluding intellectual property, which is subject to a negative pledge prohibiting the granting of liens thereon to any third party. Upon execution of the May 2010 Loan Facility, the Company received $5,000 of loan proceeds (“Term A Loans”). The Company is required to make interest-only payments for the first twelve months of the Term A Loans’ 39-month term; therefore at June 30, 2011, the balance of the Term A Loans was $4,815, with $2,222 of that amount being classified as current. The Term A Loans originally bore interest at an annual rate of LIBOR plus 8.75%, subject to a LIBOR floor of 3.00%. In June 2011, the interest rate was reduced to an annual rate of LIBOR plus 8.50%, subject to a LIBOR floor of 3.00%, in accordance with the amendment discussed below. In connection with the Term A Loans, the lenders received warrants to purchase 255,376 shares of Series B at $0.93 per share, which, upon the Company’s initial public offering (“IPO”), converted into warrants to purchase 31,861 shares of common stock at $7.45 per share. The fair value of the warrants at the date of issuance of $204 has been recorded as deferred financing costs and will be amortized to interest expense through the maturity date of the Term A Loans. As a result of the completion of the Company’s IPO in August 2010, an additional $6,000 of funding became available to the Company under the May 2010 Loan Facility (“Term B Loans”).

In June 2011, the Company and the lenders amended the May 2010 Facility to:

•                  increase the amount of Term B Loans available to the Company from $6,000 to $10,000;

•                  provide for $3,000 of funding to be available to the Company until August 31, 2011 (“Term C Loans”), subject to certain milestones relating to the Company’s product candidates and the issuance of additional warrants to purchase common stock in the event that such Term C Loans are received from the lenders;

•                  require the Company to maintain at least $3,000 of unrestricted cash, which cash requirement shall expire after the occurrence of an equity event resulting in unrestricted cash proceeds to the Company of at least $15,000; and

•                  reduce the LIBOR rate margin for term loans under the facility from 8.75% to 8.50%.

Concurrently with the amendment, the Company received $10,000 of Term B Loans (representing the total amount of Term B Loans available to the Company under the amended facility).  The Company is required to make interest-only payments for the first six months of the Term B Loan’s 26-month term; therefore at June 30, 2011, the balance of the Term B Loans was $10,000 with $3,000 of that amount being classified as current. The Term B Loans bear interest at an annual rate of LIBOR plus 8.50%, subject to a LIBOR floor of 3.00%. In connection with the Term B Loans, the lenders received warrants to purchase 59,748 shares of common stock at $7.95 per share. The fair value of the warrants at the date of issuance of $272 has been recorded as deferred financing costs and will be amortized to interest expense through the maturity date of the Term B Loans.

(5) Stockholders’ Equity

(a) Warrants

As of June 30, 2011, the following warrants to purchase common stock were outstanding:

	Number of Shares	Exercise Price	Expiration
Common Stock Warrants	200,268	$7.45 - $7.95	2016 through 2020

(b) Stock Options

Under the Company’s 2010 Omnibus Incentive Compensation Plan, as amended and restated effective April 11, 2011 (the “2010 Plan”), qualified and nonqualified stock options and stock awards may be granted to employees, non-employee directors and consultants and advisors who provide services to the Company. On January 3, 2011, an additional 499,070 shares were made available under the plan pursuant to its “evergreen provision” bringing the total shares authorized under the 2010 Plan to 2,237,956.  As of June 30, 2011, the Company has granted incentive and non-qualified stock options and restricted stock under this plan. At June 30, 2011 there were 641,640 shares available for future grants under the 2010 Plan.

The following is a summary of stock option activity for the six months ended June 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,415,106	$4.22
Granted	113,782	7.77
Exercised	(16,119)	1.81
Cancelled/forfeited	(14,891)	4.32
Outstanding at June 30, 2011	1,497,878	4.52	7.68	$5,134
Vested and expected to vest at June 30, 2011	1,497,878	4.52	7.68	$5,134
Exercisable at June 30, 2011	723,238	1.94	6.94	$3,904

The aggregate intrinsic value is based on the Company’s stock closing price of $7.33 as of June 30, 2011, that would have been received by the option holders had all option holders exercised their options as of that date.

Stock-based compensation expense related to stock options for the six months ended June 30, 2011 and 2010 was $522 and $175, respectively. As of June 30, 2011, there was $3,314 of unrecognized compensation expense related to unvested stock options which is expected to be recognized over the remaining vesting period of such options, the weighted average period of which is 2.4 years.

Management calculates the fair value of stock options based upon the Black Scholes option pricing model. The following table summarizes the fair value and assumptions used in determining the fair value of stock options issued during the six months ended June 30, 2011.

Weighted- average fair value of stock options granted	$5.48

Assumptions Used:
Risk-free interest rate	1.76 – 2.65%
Expected life in Years	5 – 6 years
Expected volatility	81.5- 84.3%
Dividend Yield	0%

The Company determined the options’ life based on the use of the simplified method. As a newly public company, sufficient history to estimate the volatility of our common stock price is not available. The Company uses a basket of comparable public companies as a basis for the expected volatility assumption. The Company intends to continue to consistently apply this process using comparable companies until a sufficient amount of historical information regarding the volatility of the Company’s share price becomes available. The risk free interest rate is based on the yield of an applicable term Treasury instrument.

(c) Restricted Stock

The following table summarizes the aggregate restricted stock activity for the six months ended June 30, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2011	—	$—
Granted	16,000	7.73
Vested	—	—
Forfeited/repurchased	—	—

Nonvested shares at June 30, 2011	16,000	$7.73

(d) Equity Financing

On August 2, 2011, the Company entered into a common stock purchase agreement (“Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that Aspire is committed to purchase up to an aggregate of $30,000 of the Company’s common stock over the term of the Purchase Agreement.  Upon execution of the Purchase Agreement, the Company  issued 84,866 shares of common stock to Aspire Capital as a commitment fee in consideration for entering into the Purchase Agreement (the “Commitment Shares”) and the Company sold 70,721 shares of common stock to Aspire Capital at a per share purchase price of $7.07 resulting in gross proceeds to the Company of $500 (the “Initial Purchase Shares”).

The Company has registered under the Securities Act of 1933 Aspire Capital’s sale of the Commitment Shares, the Initial Purchase Shares and 2,746,147 additional shares that the Company may elect to sell to Aspire Capital under the Purchase Agreement. The conditions to the commencement of sales under the Purchase Agreement were satisfied on August 15, 2011. As a result, on any trading day on which the closing sale price of common stock is not less than $4.00 per share, the Company may direct Aspire Capital to purchase shares of Company common stock at a known per share purchase price based on prevailing market prices using a formula set forth in the Purchase Agreement (a “Regular Purchase”). The maximum number of shares that the Company may direct Aspire Capital to purchase on any trading day pursuant to a Regular Purchase is 100,000 shares or such lesser number of shares that results in an aggregate purchase price of not greater than $500.

In addition, on any trading day on which the Company directs Aspire Capital to make a Regular Purchase for the maximum number of  shares set forth above, the Company may also direct Aspire Capital to purchase a number of shares of common stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on the NASDAQ Global Market on the next trading day (a “VWAP Purchase”), subject to a maximum number of shares the Company may determine and a minimum trading price, which is equal to the greater of (a) 90% of the closing price of the Company’s common stock on the business day immediately preceding the VWAP Purchase Date or (b) such higher price as set by the Company in the VWAP Purchase Notice. The per share purchase price of common stock sold to Aspire pursuant to a VWAP Purchase is equal to 95% of the volume weighted average price for such purchase date.

There are no trading volume requirements or restrictions under the Purchase Agreement, and the Company will control the timing and amount of any sales stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases from the Company as the Company directs in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. The Purchase Agreement may be terminated by the Company at any time, at our discretion, without any penalty or cost to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary should be read in conjunction with:

•                  our unaudited financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q,

•                  our audited financial statements and accompanying notes included in our 2010 Annual Report, as well as the information relating to such audited financial statements contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2010 Annual Report.

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of branded therapeutics for diseases of the central nervous system, including neurological and psychiatric disorders. Our most advanced product candidate, NP101, also known as Zelrix, is an active, single-use transdermal sumatriptan patch that we are developing for the treatment of migraine. NP101 uses our proprietary SmartRelief technology. We submitted a New Drug Application (“NDA”) for NP101 to the U.S. Food and Drug Administration (“FDA”) on October 29, 2010. The NDA’s Prescription Drug User Fee Act (PDUFA) date, the target date for the FDA to complete its review of the NDA, is August 29, 2011. Subject to the approval of our NDA, we plan to build our own specialty sales force in the U.S. to launch NP101. We have two other proprietary product candidates in preclinical development that address large market opportunities, NP201 for the continuous symptomatic treatment of Parkinson’s disease and NP202 for the long-term treatment of schizophrenia and bipolar disorder. The Company intends to seek a partner to further develop NP201, its product candidate for the treatment of Parkinson’s disease, and we expect to submit an Investigational New Drug Application (“IND”) to the FDA in 2012 for NP202.

We were incorporated in the State of Delaware in January 2005 and are a development stage company. Since our inception, we have invested a significant portion of our efforts and financial resources in the development of NP101. NP101is the only product candidate for which we have conducted clinical trials, and to date we have not marketed, distributed or sold any products. As a result, we have generated no product revenue and have never been profitable. Our net loss for the six months ended June 30, 2011 and June 30, 2010 was $10.2 million and $9.6 million respectively. As of June 30, 2011, we had an accumulated deficit of $90.0 million.

We have funded our operations to date primarily with the proceeds of the sale of common stock, convertible preferred stock, preferred stock warrants, convertible notes and borrowings under credit facilities. From inception through June 30, 2011, we have received net proceeds of $101.3 million from the sale of common stock, convertible preferred stock, preferred stock warrants and convertible notes.  Since inception, we have also received $17.5 million of proceeds from venture debt and an additional $0.1 million in short term vendor loans.

Liquidity and Capital Resources

We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop our product candidates and seek marketing approval for, and the eventual commercialization of, NP101 and our other product candidates. If we obtain marketing approval for NP101, we will incur significant sales, marketing and manufacturing expenses. In addition, we expect to incur additional expenses to add operational, financial and information systems and personnel to comply with corporate governance, internal controls and similar requirements applicable to us as a public company.

Our principal sources of liquidity are cash and cash equivalents of $36.2 million as of June 30, 2011.  We believe that our existing cash and cash equivalents will be sufficient to fund our operations and capital requirements into the expected commercial launch of NP101 in the U.S. in the first half of 2012.  However, changing circumstances may cause us to consume capital faster than we currently anticipate, and we may need to spend more money than currently expected because of such circumstances.  Our future capital needs and the adequacy of our existing cash and cash equivalents will depend on many factors, including:

•             The outcome of the FDA’s review of the NDA for NP101;

•             The cost, scope and timing of activities undertaken to prepare for commercialization of NP101;

•             The extent to which the FDA may require us to perform additional clinical trials for NP101;

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

In order to fund our operations and capital requirements beyond the expected commercial launch of NP101 in the first half of 2012, we plan to raise additional funds prior to the launch of NP101.  When we elect to raise additional funds or additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives, as well as through sales of common Stock to Aspire Capital under the Purchase Agreement discussed below. The covenants under the May 2010 Loan Facility and the pledge of our assets as collateral limit our ability to obtain additional debt financing. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms when needed, if at all.

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

Aspire Capital Purchase Agreement

On August 2, 2011, we entered into a common stock purchase agreement (“Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that Aspire Capital is committed to purchase up to an aggregate of $30,000 of our common stock over the term of the Purchase Agreement.  Upon execution of the Purchase Agreement, we issued 84,866 shares of common stock to Aspire Capital as a commitment fee in consideration for entering into the Purchase Agreement (the “Commitment Shares”) and we sold 70,721 shares of common stock to Aspire Capital at a per share purchase price of $7.07 resulting in gross proceeds to us of $500,000 (the “Initial Purchase Shares”).

We have registered under the Securities Act of 1933 Aspire Capital’s sale of the Commitment Shares, the Initial Purchase Shares and 2,746,147 additional shares that we may elect to sell to Aspire Capital under the Purchase Agreement. The conditions to the commencement of sales under the Purchase Agreement were satisfied on August 15, 2011. As a result, on any trading day on which the closing sale price of common stock is not less than $4.00 per share, we may direct Aspire Capital to purchase shares of Company common stock at a known per share purchase price based on prevailing market prices using a formula set forth in the Purchase Agreement (a “Regular Purchase”). The maximum number of shares that we may direct Aspire Capital to purchase on any trading day pursuant to a Regular Purchase is 100,000 shares or such lesser number of shares that results in an aggregate purchase price of not greater than $500,000.

In addition, on any trading day on which we direct Aspire Capital to make a Regular Purchase for the maximum number of  shares set forth above, we may also direct Aspire Capital to purchase a number of shares of common stock equal to up to 30% of the aggregate shares of our common stock traded on the NASDAQ Global Market on the next trading day (a “VWAP Purchase”), subject to a maximum number of shares as we may determine and a minimum trading price, which is equal to the greater of (a) 90% of the closing price of our common stock on the business day immediately preceding the VWAP Purchase Date or (b) such higher price as we may set in the VWAP Purchase Notice. The per share purchase price of common stock sold to Aspire Capital pursuant to a VWAP Purchase is equal to 95% of the volume weighted average price for such purchase date.

There are no trading volume requirements or restrictions under the Purchase Agreement, and we will control the timing and amount of any sales stock to Aspire Capital. Aspire Capital has no right to require any sales by us, but is obligated to make purchases from us as we direct in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. The Purchase Agreement may be terminated by us at any time, at our discretion, without any penalty or cost to us.

The extent to which we may utilize the Purchase Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources.

Results of Operations

Three Months Ended June 30, 2011 compared to the Three Months Ended June 30, 2010

Research and Development Expense

Research and development expense for the three months ended June 30, 2011 and 2010 were comprised of the following:

	Three Months Ended June 30,
	2011	2010	Increase/(Decrease)
	(in thousands)
Clinical development	$464	$1,334	$(870)	(65)%
Manufacturing	1,767	874	893	102
Regulatory and quality assurance	98	191	(93)	(49)
Medical affairs	208	—	208	n/a
Compensation and related	937	697	240	34
Facilities and related	229	172	57	34
	$3,703	$3,268	$435	13%

Research and development expenses increased by $0.4 million to $3.7 million in the three months ended June 30, 2011 from $3.3 million in the three months ended June 30, 2010.  Clinical development expenses decreased by $0.9 million during the 2011 period as a result of two long-term, open label NP101 clinical studies that were both ongoing during the three months ended June 30, 2010, but had substantially completed before the three months ended June 30, 2011. Also contributing to the decrease in clinical development expenses was the initiation, during the first half of 2010, of two pharmacokinetic trials and a tolerability trial for NP101 that were ongoing during the three months ended June 30, 2010, but had completed by the end of 2010. Offsetting the lower 2011 spend for clinical activities was an increase of $1.0 million for manufacturing expenses relates to our manufacturing scale up for NP101, partially offset by a decrease of  $0.1 million for formulation development for our NP201 candidate during the second quarter of 2011. Regulatory and quality assurance expenses during the second quarter of 2010 were $0.1 million higher than in the second quarter of 2011. This was due to higher spend during the 2010 period for expenses related to the preparation of the NDA that we filed in 2010.  Towards the end of 2010, we began to expand the medical affairs function within the Company, which resulted in $0.2 million of expense in the three months ended June 30, 2011. The $0.2 million increase during the 2011 period for compensation and related expenses is driven by incremental headcount, annual salary increases for research and development personnel, and increased stock compensation expense due to our public company status.

Research and development expenses by program for the three months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,
	2011	2010	Increase/(Decrease)
	(in thousands)
NP101	$2,272	$2,217	$55	2%
NP201	247	226	21	9
NP202	128	8	120	1,500
General development	1,056	817	239	29
	$3,703	$3,268	$435	13%

NP101 expenses for the three months ended June 30, 2011 were consistent with expenses for the same period in 2010.  Although there was minimal change in total NP101 expenses from period to period, as discussed above the NP101 clinical expenses decreased by an approximately equal amount that the NP101 manufacturing expenses increased. Increased NP101 medical affairs expenses were partially offset by lower regulatory expenses related to NP101. The second quarter 2011 increase in NP201 and NP202 expenses relates to the expansion of development activities for these programs, particularly in the areas of preclinical and formulation development. Personnel related expenses, including salaries and benefits, are included in the table above as general development expenses as we do not allocate these expenses to specific programs. The 2011 increase shown for general development expenses is primarily related to incremental headcount, annual salary increases for research and development personnel, and increased stock compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $2.5 million in the three months ended June 30, 2011 from $0.9 million for the three months ended June 30, 2010. This higher expense during the 2011 period resulted from the increased infrastructure and expenses related to being a public company, such as increased personnel, independent auditor fees, board of director’s fees and higher stock-based compensation expense. Additionally, during the second quarter of 2011 we incurred significantly more expense, as compared to the second quarter of 2010, related to the growth of our commercial operations as we continue to prepare for the launch of NP101, such as personnel, market research expenses and consulting fees.

Interest Expense

Interest expense decreased by $1.2 million in the three months ended June 30, 2011 from $1.4 million in the three months ended June 30, 2010. The 2010 period included $0.8 million of non-cash interest expense due to the amortization of the beneficial conversion feature related to our April 2010 Convertible Notes and $0.3 million of non-cash interest expense for the increase in fair value of our warrant liability during the three months ended June 30, 2010. By the second quarter of 2011, we no longer had outstanding convertible notes or liability classified warrants, therefore these non-cash interest items were not recurring in the 2011 period. Interest expense for the 2011 period relates to our borrowings under the May 2010 Loan Facility.

Six Months Ended June 30, 2011 compared to the Six Months Ended June 30, 2010

Research and Development Expense

Research and development expense for the six months ended June 30, 2011 and 2010 were comprised of the following:

	Six Months Ended June 30,
	2011	2010	Increase/(Decrease)
	(in thousands)
Clinical development	$1,107	$2,899	$(1,792)	(62)%
Manufacturing	2,958	1,768	1,190	67
Regulatory and quality assurance	(1,371)	294	(1,665)	(566)
Medical affairs	402	—	402	n/a
Compensation and related	1,736	1,371	365	27
Facilities and related	445	326	119	37
	$5,277	$6,658	$(1,381)	(21)%

Research and development expenses decreased by $1.4 million to $5.3 million in the six months ended June 30, 2010 from $6.7 million in the six months ended June 30, 2009. The primary reason for the decrease was a $1.5 million reduction related to a waiver of the NDA filing fee that we had paid to the FDA in the fourth quarter of 2010.  At the time of payment, we expensed the full amount of the filing fee, $1.5 million. In March 2011, we received notice from the FDA that we qualified for a one-time waiver and that we would be receiving a refund of the $1.5 million filing fee. As a result, in March 2011, we reversed the previously expensed amount of $1.5 million which is classified as regulatory expense in the table above. Exclusive of this one-time expense reduction, research and development expenses would have been $6.8 million, which is a $0.2 million increase from the 2010 period. Clinical development expenses were higher during the 2010 period as a result of a long-term, open label trial initiated in the third quarter of 2009 for NP101 as well as two pharmacokinetic trials and a tolerability trial initiated in early 2010, most of which had concluded by the beginning of 2011. Partially offsetting the lower NP101 related clinical development expenses in 2011 was higher preclinical consulting expenses during the 2011 period for NP201 ($0.1 million) and NP202 ($0.1 million). Manufacturing expense increased by $1.2 million to $3.0 million during the six months ended June 30, 2010 compared to $1.8 million during the same period in 2010. Approximately $1.0 million of this increase related to manufacturing scale up expenses for NP101, and $0.2 million was incurred for manufacturing development of our NP202 candidate. Excluding the impact of the $1.5 million NDA filing fee credit, regulatory and quality assurance expense for the first six months of 2011 would have been $0.2 million, a decrease of $0.1 million from the 2010 period. This 2011 decrease can be attributed to the fact that the 2010 period included extensive work for the filing of our NP101 NDA, which was filed during the second half of 2010. The $0.4 million of expense for medical affairs results from the expansion of our medical affairs function during the first six months of 2011. We did not have medical affairs activities during that same period in 2010 as these activities began in earnest in late 2010. The $0.4 million increase during the 2011 period for compensation and related expenses is driven by incremental research and development headcount, annual salary increases for research and development personnel, and increased stock compensation expense.

Research and development expenses by program for the six months ended June 30, 2011 and 2010 are presented below:

	Six Months Ended June 30,
	2011	2010	Increase/(Decrease)
	(in thousands)
NP101	$2,516	$4,758	$(2,242)	(47)%
NP201	514	296	218	74
NP202	251	10	241	2,410
General development	1,996	1,594	402	25
	$5,277	$6,658	$(1,381)	(21)%

NP101 expenses decreased by $2.2 million from the first six months of 2010 compared to the first six months of 2011.  As discussed above, this decrease was due largely to one-time credit of $1.5 million resulting from the waiver by the FDA of the company’s NDA submission fee. Exclusive of this $1.5 million credit, NP101 expenses would have been $4.0 million for the six months ended June 30, 2011, a decrease of $0.7 million from the same period in 2010. As more fully explained above, the $0.7 million reduction in 2011 results from significantly lower clinical development expenses for NP101 during the 2011 period, partially offset by higher manufacturing scale-up expenses for NP101 during the first six months of 2011.  NP201 expenses increased to $0.5 million during the first six months of 2011 compared to $0.3 million for the same period in 2010, primarily due to increased consulting and expanded development and formulation activities for this product. NP202 expenses increased to $0.3 million during the six months ended June 30, 2011 as compared to a minimal amount of expense incurred for NP202 during the six months ended June 30, 2010.  The 2011expenses result from consultant expenses and formulation development work for this product candidate. Personnel related expenses, including salaries and benefits, are included in the table above as general development expenses as we do not allocate these expenses to specific programs. The 2011 increase shown for general development expenses is primarily related to incremental research and development headcount, annual salary increases for research and development personnel, and increased stock compensation expense due to our public company status.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $4.5 million in the six months ended June 30, 2011 from $1.8 million for the six months ended June 30, 2010. This increase resulted from increased expenses related to being a public company, such as increased personnel, independent auditor fees, board of director’s fees and higher stock-based compensation expense. Additionally, during the first half of 2011 we incurred significantly more expense, as compared to the first half of 2010, related to the growth of our commercial operations as we continue to prepare for the launch of NP101, such as personnel, market research expenses, and consulting fees.

Interest Expense

Interest expense decreased by $1.0 million in the six months ended June 30, 2011 from $1.4 million in the six months ended June 30, 2010. The 2010 period included $0.8 million of non-cash interest expense due to the amortization of the beneficial conversion feature related to our April 2010 Convertible Notes and $0.3 million of non-cash interest expense for the increase in fair value of our warrant liability during the six months ended June 30, 2010. In 2011 we no longer had outstanding convertible notes or liability classified warrants, therefore these non-cash interest items were not recurring in the 2011 period. Interest expense for the 2011 period relates to our borrowings under the May 2010 Loan Facility.

Income Tax Benefit

We recognized an income tax benefit of $320,000 in the six months ended June 30, 2010 related to the sale of Pennsylvania research and development tax credits to a third party buyer. This benefit was not recurring in the first six months of 2011.

Cash Flow Analysis

Net cash used in operating activities for the six months ended June 30, 2011 was $9.2 million, primarily the result of spending for our continued development and scale up of NP101 and the related activities for commercial operations as we prepare for the launch of NP101.  Operating expenses incurred in the first six months of 2011 also include costs incurred to operate as a public company, such as increased headcount and higher consulting and professional fees. During the six months ended June 30, 2011, we used $3.1 million of cash in investing activities, almost solely for the purchase of equipment related to the commercial manufacture of NP101. During the six months ended June 30, 2011, we received debt proceeds of $10.0 million, partially offset by offering costs of $0.1 million and contractual debt repayments of $0.4 million.

Net cash used in operating activities for the six months ended June 30, 2010 was $7.7 million primarily related to the progress of our Phase III clinical program for NP101 during the first half of 2010. Cash used in investing activities was $1.9 million in the six months ended June 30, 2010, primarily for the purchase of equipment related to the commercial manufacture of NP101. Cash provided by financing activities during the six months ended June 30, 2010 was $14.2 million, with debt proceeds of $15.0 million, partially offset by offering costs of $0.1 million and contractual debt repayments of $0.8 million.

Critical Accounting Policies and Use of Estimates

A summary of our critical accounting policies and use of estimates can be found in Item 7 of our 2010 Annual Report.  There have been no changes to our critical accounting policies during the six months ended June 30, 2011.

Future Payments Under Contractual Obligations

In June 2011, the Company borrowed an additional $10.0 million under the May 2010 Loan Facility (the “Term B Loans”). The Company is required to make interest-only payments for the first six months of the Term B Loans’ 26-month term. The Term B Loans bear interest at an annual rate of LIBOR plus 8.50%, subject to a LIBOR floor of 3.00% and matures in August 2013. Principal payments on the Term B Loans will be $0.0 million, $6.0 million and $4.0 million in the years ended December 31, 2011, 2012 and 2013, respectively. Interest payments on the Term B Loans will be $0.5 million, $0.8 million and $0.4 million in the years ended December 31, 2011, 2012 and 2013, respectively.

Other than our obligations under the Term B Loans mentioned above, during the six month period ended on June 30, 2011, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those specified in our 2010 Annual Report.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the applicable rules of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to the Company’s market risk exposures during the quarter ended June 30, 2011. For additional information regarding the Company’s market risk exposures, refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2010 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Controls Over Financial Reporting

There has been no change in internal controls over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

The information presented below updates and supplements the risk factors contained in Part I, Item 1.A “Risk Factors” of our 2010 Annual Report and should be read in conjunction therewith.  Any of the risks and uncertainties described in Part I, Item 1.A of our 2010 Annual Report, as updated below, could materially and adversely affect our business, financial condition, results of operations and prospects.  In addition, such risks and uncertainties could cause actual results to differ materially from those expressed or implied by forward-looking statements contained in this Form 10-Q or in other SEC filings and statements that we may make from time to time.

If we fail to obtain additional financing, we may not be able to complete development of and commercialize NP101 (also known as Zelrix) or any other product candidates.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to:

• seek marketing approval for NP101 and complete any additional development activities that may be required by the FDA;

• launch and commercialize NP101 and any other product candidates for which we obtain marketing approval; and

• continue our development programs to advance our internal product pipeline, which currently consists of two preclinical product candidates.

We will need substantial additional funding and may be unable to raise capital when needed or on attractive terms, which would force us to significantly delay, scale back or discontinue the development or commercialization of NP101 or our other product candidates.

We believe that our existing cash and cash equivalents will be sufficient to fund our operations and capital requirements into the expected commercial launch of NP101 in the U.S. in the first half of 2012. However, changing circumstances may cause us to consume capital faster than we currently anticipate, and we may need to spend more money than currently expected because of such circumstances. Our future cash needs and the adequacy of our existing cash and cash equivalents will depend on many factors, including:

• the outcome of the FDA’s review of the NDA for NP101;

• the cost, scope and timing of activities undertaken to prepare for the potential commercialization of NP101;

• the extent to which the FDA may require us to perform additional clinical trials for NP101;

• the cost of purchasing manufacturing and other capital equipment for our products candidates;

• the scope, progress, results and costs of development for our other product candidates;

• the extent to which we acquire or invest in new products, businesses and technologies; and

• the extent to which we choose to establish collaboration, co-promotion, distribution or other similar agreements for product candidates.

The extent to which we utilize the Purchase Agreement with Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the Purchase Agreement on any given day and during the term of the agreement is limited. Additionally, we and Aspire Capital may not effect any sales of shares of our common stock under the Purchase Agreement during the continuance of an event of default or on any trading day that the closing sale price of our common stock is less than $4.00 per share. Even if we are able to access the full $30.0 million under the Purchase Agreement, we will still need additional capital to fully implement our business, operating and development plans.

In order to fund our operations and capital requirements beyond the expected commercial launch of NP101 in the first half of 2012, we plan to raise additional funds prior to the launch of NP101. When we elect to raise additional funds or additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives, as well as through sales of common stock to Aspire Capital under the Purchase Agreement. The covenants under our secured loan facility with MidCap Funding III, LLC and Silicon Valley Bank and the pledge of our assets as collateral limit our ability to obtain additional debt financing. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms when needed, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing acquisition, licensing, development and commercialization efforts and our ability to generate revenues and achieve or sustain profitability will be substantially harmed.

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business, operating results, financial condition and prospects could be materially and adversely affected and we may be unable to continue our operations.

The sale of our common stock to Aspire Capital may cause substantial dilution to our existing stockholders and the sale of the shares of common stock acquired by Aspire Capital could cause the price of our common stock to decline.

We have registered 2,901,734 shares of common stock that we may sell to Aspire Capital under the Purchase Agreement, of which 84,866 shares have been issued to Aspire Capital as a commitment fee in consideration for entering into the Purchase Agreement (the “Commitment Shares”), 70,721 shares were sold to Aspire Capital upon execution of the Purchase Agreement (the “Initial Purchase Shares”) and 2,746,147 shares that we may elect to sell to Aspire Capital under the Purchase Agreement. It is anticipated that shares registered will be sold over the term of the Purchase Agreement, which ends on August 15, 2013. The number of shares ultimately offered for sale by Aspire Capital is dependent upon the number of shares we elect to sell to Aspire Capital under the Purchase Agreement. Depending upon market liquidity at the time, sales of shares of our common stock under the Purchase Agreement may cause the trading price of our common stock to decline.

In addition, sales by Aspire Capital of shares acquired pursuant to the Purchase Agreement under the registration statement, may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of sales of our shares to Aspire Capital, and the Purchase Agreement may be terminated by us at any time at our discretion without any penalty or cost to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

On August 11, 2010, we completed the sale of 5,000,000 shares of our common stock in our IPO at a price of $10.00 per share pursuant to a Registration Statement on Form S-1 (File No. 333-166825), which was declared effective by the SEC on August 5, 2010 (the “Effective Date”).  After deducting underwriting discounts and commissions and other expenses of the offering, we received net offering proceeds of $43.0 million. From the Effective Date through June 30, 2011, we have used the net proceeds from the IPO as follows:

•                  approximately $13.5 million for further clinical development, manufacturing development, and preparation and submission of an NDA for NP101;

•                  approximately $1.7 million for the further preclinical development of NP201 and NP202; and

•                  approximately $6.5 million for salaries and related personnel expenses for research and development and administrative personnel and approximately $4.1 million for working capital and other general corporate purposes.

The foregoing amounts represent the Company’s reasonable estimate of the amount of net offering proceeds applied to such activities instead of the actual amount of net offering proceeds used. The remainder of the net proceeds has been invested into money market accounts. None of the net proceeds, were directly or indirectly paid to any of our directors, officers or their associates, any person(s) owning 10% or more of any class of our equity securities, or any of our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.

There has been no material change in our planned use of proceeds from the IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on August 6, 2010.

Unregistered Sale of Equity Securities

On June 13, 2011, we amended our May 2010 Loan Facility in the manner discussed in Note 4 “Credit Facility” to our unaudited financial statements contained in Part I, Item 1 of this Form 10-Q (the “Amendment”).  Concurrently with the execution of the Amendment, we received $10.0 million of Term B Loans from the lenders under the May 2010 Loan Facility.  In consideration for the Term B Loans, we issued the lenders warrants to purchase 59,748 shares of our common stock at a per share exercise price of $7.95.  The number of shares subject to the warrants will automatically increase by up to an additional 17,925 shares of common stock if we receive the full amount of Term C Loans available under the May 2010 Loan Facility.  The warrants have a five year exercise period.

The issuance of the warrants was exempt from registration under the Securities Act of 1933 (the “Securities Act”) in reliance on Section 4(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering.  The lenders represented to us that they were accredited investors and were acquiring the warrants and the shares of common stock issuable upon exercise of the warrants for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the warrants and shares of common stock issuable upon exercise of the warrants for an indefinite period of time. The lenders received written disclosures that the warrants and the shares of common stock issuable upon exercise of the warrants had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

Item 6. Exhibits.

The information required by this Item 6 is set forth in the Exhibit Index hereto which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUPATHE INC.

Date: August 15, 2011	By:	/s/ Keith A. Goldan
Keith A. Goldan
Vice President and Chief Financial Officer
(Duly authorized officer and principal financial
and accounting officer of the registrant)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.1	Series B Preferred Stock Warrant, dated May 13, 2010, issued to MidCap Funding III, LLC, as amended June 13, 2011	S-1	333-175987	4.4	August 2, 2011
4.2	Series B Preferred Stock Warrant, dated May 13, 2010, issued to Silicon Valley Bank, as amended June 13, 2011	S-1	333-175987	4.5	August 2, 2011
4.3	Warrant to Purchase Stock, dated June 13, 2011, issued to MidCap Funding III, LLC	S-1	333-175987	4.6	August 2, 2011
4.4	Warrant to Purchase Stock, dated June 13, 2011, issued to Silicon Valley Bank	S-1	333-175987	4.7	August 2, 2011
4.8	Registration Rights Agreement, dated as of August 2, 2011, between NuPathe Inc. and Aspire Capital Fund, LLC	8-K	001-34836	4.1	August 2, 2011
10.1	Loan and Security Agreement, effective as of May 13, 2010, by and among MidCap Funding III, LLC, Silicon Valley Bank and NuPathe Inc., as amended June 13, 2011	S-1	333-175987	10.7	August 2, 2011
10.2	Secured Promissory Note, dated June 13, 2011, made by NuPathe Inc. in favor of MidCap Funding III, LLC (Term B Loan)	S-1	333-175987	10.10	August 2, 2011
10.3	Secured Promissory Note, dated June 13, 2011, made by NuPathe Inc. in favor of Silicon Valley Bank (Term B Loan)	S-1	333-175987	10.11	August 2, 2011
10.4	NuPathe Inc. 2010 Omnibus Incentive Compensation Plan, as amended and restated effective April 11, 2011	Schedule 14-A	001-34836	Appendix A	April 22, 2011
10.5	List of current directors with a Director Indemnification Agreement in the form provided as Exhibit 10.29 of Form S-1, filed August 2, 2011	S-1	333-175987	10.30	August 2, 2011
10.6	Common Stock Purchase Agreement, dated August 2, 2011 between NuPathe Inc. and Aspire Capital Fund, LLC	S-1	001-34836	10.31	August 2, 2011
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18	—	—	—	—	*

U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document	—	—	—	—	*
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	*

____________

*            Furnished herewith.