Form 10-K
period 2011-12-31
NUPATHE INC.
filed 2012-03-20
CIK 1375200

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34836

NuPathe Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2218246 (IRS Employer Identification number)
227 Washington Street Suite 200 Conshohocken, Pennsylvania (Address of principal executive offices)	19428 (Zip Code)

Registrant's telephone number, including area code: (484) 567-0130

          Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC (The NASDAQ Global Market)

          Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, was $52,289,565 as of June 30, 2011, the last day of the registrant's second fiscal quarter for the year ended December 31, 2011, based upon the closing sale price on The NASDAQ Global Market reported for such date. Shares of common stock held by the registrant's officers and directors and by each other person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of March 15, 2012, there were 14,748,582 shares of the registrant's common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

NUPATHE INC.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2011

        In this Form 10-K, unless otherwise stated or the context otherwise indicates, references to "NuPathe," "the Company," "we," "us," "our" and similar references refer to NuPathe Inc.

        The name NuPathe® is our registered trademark. Zelrix™, SmartRelief™ and LAD™ are our trademarks. All other trademarks, trade names and service marks appearing in this prospectus are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Form 10-K that are not historical facts are hereby identified as forward-looking statements for this purpose and include, among others, statements relating to:

  •
  the sufficiency of our cash and cash equivalents to fund our operations, debt service and interest obligations into the third quarter of 2012;

  •
  our ability to obtain additional capital in sufficient amounts or on terms acceptable to us, and the consequences of failing to do so;

  •
  future expenses and capital requirements;

  •
  our interpretation of the complete response letter (CRL) that we received from the U.S. Food and Drug Administration (FDA) regarding our new drug application (NDA) for NP101 (also known as Zelrix and our migraine patch) and the outcome of our end-of-review meeting with the FDA relating to the CRL;

  •
  our plans to address the questions raised in the CRL and the sufficiency of such plans, including our ability to successfully complete the additional trials, tests, device enhancement, packaging modification and other activities to support the resubmission of our NDA for NP101 and our ability to obtain a waiver of a dermal carcinogenicity study;

  •
  our resubmission of the NDA for NP101, the timing of such resubmission and the timing of the FDA's review of such resubmission;

  •
  our ability to obtain marketing approval of NP101 and our other product candidates and the timing of any such approval and subsequent commercial launch;

  •
  our development and commercialization plans regarding NP101 and our other product candidates;

  •
  our development, manufacturing and commercialization capabilities;

  •
  our ability to establish and effectively manage our supply chain;

  •
  the performance of our partners and other third parties;

  •
  our ongoing and planned preclinical studies, clinical trials and regulatory submissions;

  •
  the implication of results from clinical trials and other research activities;

  •
  our ability to acquire or license suitable product candidates or technologies from third parties;

  •
  our ability to obtain commercial and development partners for NP101 and our other product candidates, and the timing of any such partnerships;

  •
  the rate and degree of market acceptance of NP101 and any other future products;

  •
  the size and growth of the potential markets for NP101 and our other product candidates and our ability to serve those markets;

  •
  our ability to obtain and maintain intellectual property protection and the scope of such protection; and

  •
  the effect of legal and regulatory developments in the U.S. and foreign countries;

as well as other statements relating to our future operations, future performance, future financial condition, prospects, expectations, beliefs, plans or objectives (including assumptions underlying or

i

relating to any of the foregoing). Forward-looking statements appear in the following sections of this Form 10-K: Item 1 "Business," Item 1A "Risk Factors," Item 2 "Properties", Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 7A "Quantitative and Qualitative Disclosures About Market Risk," and Item 8 "Financial Statements and Supplementary Data." Forward-looking statements generally can be identified by words such as "may," "will," "could," "would," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "project," "potential," "continue," "ongoing" and similar expressions, although not all forward-looking statements contain these identifying words.

        Forward-looking statements are based upon our current expectations, plans and beliefs and are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially and adversely from those expressed or implied by such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K and in particular the risks and uncertainties discussed under Item 1A "Risk Factors" of this Form 10-K and those discussed in other documents we file with the Securities and Exchange Commission (SEC). As a result, you should not place undue reliance on forward-looking statements.

        The forward-looking statements contained in this Form 10-K represent our views as of the date of this Form 10-K (or any earlier date indicated in such statement). While we may update certain forward-looking statements from time to time, we specifically disclaim any obligation to do so, whether as a result of new information, future developments or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the periodic and current reports that we file with the SEC. The foregoing cautionary statements are intended to qualify all forward-looking statements wherever they may appear in this Form 10-K.

ii

PART I

ITEM 1.    BUSINESS

Overview

        We are a biopharmaceutical company focused on the development and commercialization of branded therapeutics for diseases of the central nervous system, including neurological and psychiatric disorders. Our most advanced product candidate, NP101 (also referred to as Zelrix and our migraine patch), is an active, single-use transdermal sumatriptan patch that we are developing for the treatment of migraine. NP101 uses our proprietary SmartRelief technology. If approved, NP101 will be the first transdermal patch indicated for the treatment of migraine. Following approval, we plan to launch NP101 in the U.S. with a commercial partner and our own specialty sales force. We are seeking a partner to market NP101 outside the U.S.

        NP101 is designed to overcome significant limitations of current migraine treatments that are related to route of administration and peak plasma concentrations. The most commonly prescribed class of medications, triptans, accounted for 88% of all migraine-specific medication units sold in 2011 and are available as tablet, orally-disintegrating tablet, nasal spray, and subcutaneous injection.

        While migraine is commonly associated with a debilitating headache that is the hallmark of a migraine, migraine-related nausea, experienced by as many as 92% of all migraine sufferers, can be as debilitating as the headache and a significant source of disability. Patients with migraine-related nausea often delay taking medication until the nausea subsides or may skip treatment altogether. In extreme cases, some patients force themselves to vomit. According to a survey conducted by the National Headache Foundation in 2008, 48% of respondents who ever experienced nausea or vomiting with a migraine reported that the nausea or vomiting had a moderate to major impact on when or how they take migraine medications. In the same survey, some migraine patients reported they delay taking migraine medication until nausea subsides, while others reported they avoid taking their migraine medication altogether because of nausea or vomiting. Because NP101 is administered transdermally, we believe that it will be an attractive treatment option for migraine patients suffering from nausea or vomiting who might otherwise delay or avoid taking medication. The pivotal Phase III clinical trial for NP101 demonstrated that NP101 provided statistically significant superiority compared to placebo at one hour after patch application for both headache pain relief and freedom from migraine-related nausea. We believe this will be an attractive feature for many migraine patients who commonly experience nausea along with the headache pain of a migraine.

        According to a 2001 article by Dr. Michel Ferrari published in The Lancet, a peer-reviewed medical journal, clinical trials have demonstrated that at least 40% of migraine patients fail to respond consistently to oral triptans. Based on data from multiple published third party clinical trials, including those described in a 2005 article by Dr. David Dodick published in Headache, a peer-reviewed medical journal, we believe patients' failure to respond consistently results from a variety of causes, including low and inconsistent absorption of oral medication because of reduced gastric motility in migraine patients. Because NP101does not depend on gastrointestinal absorption, its absorption will not be compromised by reduced gastric motility experienced by some migraine patients. As a result, we believe that NP101 will provide more consistent relief than oral medications.

        Many patients also avoid or delay treatment because they fear triptan sensation adverse events, which include chest tightness, chest heaviness, numbness of the extremities, paresthesias (or tingling), and panic. According to U.S. prescribing information, the incidence of triptan sensation adverse events is at least 42% for subcutaneous injection and up to 14% for oral sumatriptan. NP101 delivers therapeutic sumatriptan plasma levels without reaching levels commonly associated with an increased prevalence of triptan sensation adverse events.

        We submitted a New Drug Application (NDA) for NP101 to the U.S. Food and Drug Administration (FDA) in October 2010. In August 2011, we received a complete response letter (CRL) from the FDA. A CRL is issued by the FDA when questions remain that preclude the FDA from approving the NDA in its present form. In the CRL, the FDA acknowledged that the efficacy of NP101 in the overall migraine population was established. The CRL primarily contained chemistry, manufacturing and safety questions. Having met with the FDA for an end-of-review meeting to discuss certain questions outlined in the CRL, we expect to resubmit our NDA for NP101 in the first half of 2012. We believe our resubmission will result in a six month review period under the Prescription Drug User Fee Act, which will be the target date for the FDA to complete its review of the NDA.

        We have two other proprietary product candidates in preclinical development that address large market opportunities, NP201 for the continuous symptomatic treatment of Parkinson's disease, and NP202 for the long-term treatment of schizophrenia and bipolar disorder. We are seeking a co-development partner for NP201 and we expect to submit an Investigational New Drug Application (IND) for NP202 in 2013.

Our Product Candidates

        The following table summarizes key information about our existing product candidates. We hold worldwide commercialization rights to all of our product candidates.

Product Candidate	Indication(s)	Description	Development Status
NP101	Acute migraine	Active, single-use sumatriptan transdermal patch	• NDA submitted in October 2010, CRL received in August 2011 • NDA resubmission expected in the first half of 2012

NP201	Parkinson's disease	Ropinirole two-month implant	• Preclinical proof of concept and pre-IND toxicology studies completed • IND prepared • Seeking co-development partner

NP202	Schizophrenia and bipolar disorder	Risperidone three-month implant	• Prototype development in progress • IND submission expected in 2013

        For the years ended December 31, 2011, 2010 and 2009, we spent $12.4 million, $17.1 million and $11.3 million, respectively, on research and development expenses, of which $7.1 million, $12.2 million and $8.2 million, respectively, was for the development of NP101, $0.6 million, $1.1 million and $0.2 million, respectively, was for the development of NP201, and $0.5 million, $0.3 million and $0, respectively, was for to the development of NP202. The remaining research and development expenses are for amounts incurred that we do not allocate to specific programs, such as personnel related expenses, including salaries and benefits, as well as general fixed costs for our facility and related expenses.

Migraine Market

  Overview

        Migraine is a debilitating neurological disease that affects approximately 31 million adults in the U.S. Symptoms of migraine include moderate to severe headache pain, nausea and vomiting, photophobia (abnormal sensitivity to light), and phonophobia (abnormal sensitivity to sound). Most migraines last between four and 24 hours, but some last as long as three days. According to an article by Dr. Richard Lipton published in 2007 in Neurology, a peer-reviewed medical journal, 63% of migraine patients experience between one and four migraines per month, and 31% of migraine patients experience three or more migraines per month. Migraine patients are limited in their daily function during a migraine and often seek dark, quiet surroundings until the migraine has passed.

        According to another article by Dr. Lipton, published in 2001 in Headache, over 18% of women and over 6% of men in the U.S. experience migraines. Lipton further reported that migraines are most common in the working population, from 25 to 55 years old, and can be sufficiently serious to cause migraine patients to miss work or school.

        Over 13 million prescriptions for medications indicated for acute migraine were filled in the U.S. in the twelve months ended June 2011, according to IMS Health, Incorporated, a pharmaceutical market research firm (IMS). More than 90% of these prescriptions were for triptans. Triptan sales in the U.S. for the twelve months ended June 2011 were $1.7 billion, with approximately 129 million individual units sold.

  Migraine-Related Nausea and Vomiting

        Symptoms other than headache pain contribute significantly to the disability caused by migraine. In particular, nausea and vomiting during a migraine can be severe and incapacitating. According to an article by Dr. Stephen Silberstein published in 1995 in Headache, 92% of migraine patients have experienced nausea at least once during a migraine, and 56% of these migraine patients experience nausea in a majority of migraines. Silberstein also reported that 68% of migraine patients have experienced vomiting at least once during a migraine, and 32% of these migraine patients experience vomiting in a majority of migraines. Additionally, Dr. Hans Christoph-Diener authored two articles that provided evidence that the presence of migraine-related nausea at the time of treatment with oral triptans reduced the likelihood that patients achieved headache pain relief at two hours after treatment with such medications. The first article, published in 2004 in Neurology, was based on a retrospective analysis of data from 128 clinical trials including 28,407 migraine patients treated with either oral sumatriptan (generics and Imitrex) or naratriptan (generics and Amerge). The second trial, published in 2007 in Cephalalgia, a peer-reviewed medical journal, was based on a retrospective analysis of data from 10 placebo-controlled trials including 8,473 migraine patients treated with oral eletriptan (Relpax).

  Migraine-Associated Gastroparesis

        According to an article by Dr. Sheena Aurora, published in 2006 in Headache, which details a study conducted in 10 subjects with migraine and 10 subjects with no history of migraine, migraine patients experience, to varying degrees, paralysis of the muscles of the stomach, or gastroparesis. Aurora reported that this gastroparesis can result in up to an 80% slower rate of digestion, or gastric motility, in migraine patients. We believe that reduced gastric motility experienced by migraine patients during a migraine may result in low and inconsistent absorption of oral medications and is one of a variety of factors that may cause patients to fail to respond consistently to such medications.

  Treatment of Acute Migraine

        The FDA has approved acute migraine prescription medications in four classes:

  •
  Triptans, including a triptan combination;

  •
  Ergotamines, including dihydroergotamine (DHE);

  •
  Analgesic combinations; and

  •
  A non-steroidal anti-inflammatory drug (NSAID).

        Currently, triptans constitute the most prescribed class of medication for the treatment of acute migraine in the U.S. There are seven commercially available triptan medications in the U.S. utilizing a variety of routes of administration: tablet, orally disintegrating tablet, nasal spray and subcutaneous injection. According to IMS, oral triptans, in tablet and orally disintegrating tablet formulations, accounted for 95% of triptan units sold in the U.S. in the twelve months ended June 2011. Non-oral triptans, in nasal spray and subcutaneous injection formulations, accounted for only 5% of such triptan units. Sumatriptan, approved by the FDA in 1992, is the most prescribed triptan, according to IMS.

        The following table summarizes U.S. unit and dollar sales information for the twelve months ended June 2011, by product class, for prescription products indicated for the treatment of acute migraine, based on IMS data:

Product Class	Key Product Brands (Drug)	Route of Administration	Twelve Months Ended June 2011 Units Sold(1) (% Total)	Twelve Months Ended June 2011 Sale (% Total)
Triptan	• Generic sumatriptan and Imitrex • Maxalt (rizatriptan) • Zomig (zolmitriptan) • Relpax (eletriptan) • Treximet (sumatriptan/naproxen) • Sumavel DosePro (subcutaneous sumatriptan)	Tablet, orally disintegrating tablet, nasal spray, subcutaneous injection	128.6 million (88.2%)	$1.66 billion (96.7%)

Analgesic Combination	• Epidrin, Midrin, Migrazone and generics (isometheptene mucate, dichloralphenazone, acetaminophen) • Prodrin (acetaminophen, caffeine, isometheptene)	Capsule	13.7 million (9.4%)	$13.6 million (0.8%)

Ergotamine	• Migranal (dihydroergotamine) • DHE-45 and generics (dihydroergotamine) • Cafergot and generics (dihydroergotamine, caffeine)	Nasal spray, injection, tablet suppository	3.4 million (2.4%)	$43.2 million (2.5%)

(1)
A unit represents a single dose of each medication.

Our Migraine Product Candidate: NP101

        NP101 is an active, single-use sumatriptan transdermal patch that is applied during a migraine. NP101 provides controlled delivery of sumatriptan through a non-oral route of administration. We designed NP101 to overcome significant limitations of current migraine treatments that are related to route of administration and peak plasma concentration level.

        NP101 utilizes SmartRelief, our proprietary transdermal delivery technology. SmartRelief actively delivers medication through the skin using a process called iontophoresis. To use NP101, a patient applies the patch to the upper arm or thigh and initiates treatment by pressing a button. NP101 actively delivers sumatriptan for four hours. The patient may remove the patch whenever convenient after the dosing period.

        Patches have been used in the U.S. for decades for the transdermal delivery of various medications for a wide variety of indications, including nicotine addiction, birth control and pain relief. Because of the potential benefits of NP101 and the familiarity of physicians and patients with patches, we believe that this route of administration of medication will be readily accepted by migraine patients.

  Rationale for Developing NP101 for the Treatment of Acute Migraine

        We believe that current migraine treatments are subject to significant limitations that are related to route of administration and peak plasma concentration level. As a result of these limitations, many migraine patients are dissatisfied with currently marketed medications. According to an article by Dr. Marcelo Bigal published in 2007 in Headache, over 80% of patients currently using a triptan have used a different triptan in the past and over 48% have used two or more different triptans or different formulations of the same triptan in the past.

  Challenge #1: Administration challenges from nausea and vomiting.

  Patients with nausea often delay taking medication until the nausea subsides or may skip treatment altogether. In extreme cases, they force themselves to vomit. According to a survey conducted by the National Headache Foundation in 2008, 48% of respondents who ever experienced nausea or vomiting with a migraine reported that the nausea or vomiting had a moderate to major impact on when or how they take migraine medications. In the same survey, some migraine patients reported they delay taking migraine medication until nausea subsides, while others reported they avoid taking their migraine medication altogether because of nausea or vomiting. Delaying or skipping medication is contrary to well-accepted clinical practice, which stresses the importance of treating migraines without delay.

  Potential Benefits of NP101: Circumventing nausea and vomiting; providing rapid relief of headache pain and migraine-related nausea.

  Because NP101 is administered transdermally, we believe that it will be an attractive treatment option for migraine patients suffering from nausea or vomiting who might otherwise delay or avoid taking medication. This approach is consistent with the American Academy of Neurology guidelines that recommend non-oral therapies for migraine patients who experience nausea or vomiting as significant migraine symptoms. In addition, NP101 may spare patients the compromised efficacy in the presence of nausea that has been documented with orally administered medications.

  The pivotal Phase III clinical trial for NP101 demonstrated that NP101 provided statistically significant superiority compared to placebo at one hour after patch application for both headache pain relief and freedom from migraine-related nausea. For many patients this is an important feature of NP101. Relieving both the headache pain and migraine-related nausea is essential to returning patients to normal function.

  Challenge #2: Poor or inconsistent relief.

  According to a 2001 article by Dr. Michel Ferrari published in The Lancet, clinical trials have demonstrated that at least 40% of migraine patients fail to respond consistently to oral triptans. Based on data from multiple published third party clinical trials, including those described in a 2005 article by Dr. David Dodick published in Headache, we believe patients' failure to respond consistently results from a variety of causes, including low and inconsistent absorption of oral medication because of reduced gastric motility.

  Potential Benefit of NP101: Increasing consistency of response.

  Because NP101 does not depend on gastrointestinal absorption, its absorption will not be compromised by reduced gastric motility in migraine patients. As a result, we believe that NP101 will provide more consistent relief than oral medications.

  Challenge #3: Fear of triptan sensation adverse events.

  Many patients avoid or delay treatment because they fear triptan sensation adverse events, which include chest tightness, chest heaviness, numbness of the extremities, paresthesias (or tingling) and panic. According to U.S. prescribing information, the incidence of triptan sensation adverse events is at least 42% for subcutaneous injection and up to 14% for oral sumatriptan. According to a 2003 article by Dr. R. Michael Gallagher published in Headache, 67% of migraine patients who use prescription migraine medication reported that they had delayed or avoided taking a prescription migraine medication due to concerns about adverse events.

  Potential Benefit of NP101: Minimizing triptan sensation adverse events.

  NP101 delivers therapeutic sumatriptan plasma levels without reaching levels that are commonly associated with an increased prevalence of triptan sensation adverse events. As a result, there was a very low incidence of triptan sensation adverse events reported by patients in our clinical trials.

  NP101 Regulatory Status

        We submitted an NDA for NP101 to the FDA in October 2010 under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (FDCA). Under Section 505(b)(2), our NDA submission is based on data from our NP101 development program in which NP101 was evaluated in 796 patients and 8,913 migraines, as well as existing published data and the FDA's previous finding of the safety and effectiveness of Imitrex, the first triptan approved by the FDA in 1992. In August 2011 we received a CRL from the FDA. A CRL is issued by the FDA when questions remain that preclude the FDA from approving the NDA in its present form. In the CRL, the FDA acknowledged that the efficacy of the migraine patch in the overall migraine population was established. The CRL primarily contained chemistry, manufacturing and safety questions. In November 2011, we had an end-of-review meeting with the FDA to discuss certain questions contained in the CRL and our approach for addressing such questions. Based on the CRL and our discussion with FDA at this meeting, we believe the primary outstanding issues are:

  •
  product containment and uniformity of dosage.  We are making minor modifications to the product packaging and providing additional data in order to characterize the uniformity of dosage.

  •
  demonstrating that NP101 can be used correctly by patients.  We will be conducting a new patient usability study with NP101's revised packaging.

  •
  development and validation of a new in vitro testing method.  We have developed a new in vitro testing method and validation is ongoing. We believe this new method meets applicable FDA criteria. The new method will be included in our resubmission and used to qualify newly manufactured product.

  •
  the potential for NP101 to cause application site adverse events that result in permanent skin effects. In our Phase III clinical program, consisting of 796 patients applying approximately 10,000 NP101 patches, four patients (0.5%) experienced application site adverse events that resulted in a small mark on the skin. These marks occurred because NP101 was not applied correctly. To address this issue we are implementing a device enhancement that will prevent NP101 from activating in the event that it is applied incorrectly.

  •
  completion of two Phase I trials.  One trial is to verify the performance of our planned device enhancement and the other, which has been completed, was a repeat of a Phase I trial that assessed the pharmacokinetics of NP101 compared to oral Imitrex because the clinical site that performed the original trial did not retain sufficient samples. Pharmacokinetics refers to a drug's absorption, distribution and metabolism in, and excretion from, the body and measures, among other things, bioavailability of a drug, or concentration of drug in the plasma.

  •
  justification for waiver of a dermal carcinogenicity study.  In order to qualify for a waiver, we believe we must demonstrate that sumatriptan is not passively absorbed through the skin. We have clinical and preclinical data confirming that there is no passive absorption and will include these data in our resubmission.

        In addition to these primary issues, we are addressing the other questions raised by the FDA in the CRL. By providing additional data and following FDA recommendations, we believe we can address these questions to the satisfaction of the FDA in our NDA resubmission. We expect to resubmit our NDA in the first half of 2012 after completing the activities discussed above. We believe our resubmission will result in a six month review period under the Prescription Drug User Fee Act, which will be the target date for the FDA to complete its review of the NDA.

Our NP101 Development Program

        Our clinical trial program for NP101 consists of:

  •
  One pivotal Phase III clinical trial;

  •
  Two 12-month, repeat use Phase III trials; and

  •
  Fourteen Phase I clinical trials.

        Each of these trials has been completed and is discussed below. We also expect to complete an additional Phase I trial to verify the performance of our planned device enhancement and a usability trial.

  Pivotal Phase III Clinical Trial

        Our pivotal Phase III clinical trial for NP101 was a randomized, double-blind, placebo-controlled trial designed to compare the safety and efficacy of NP101 to an active transdermal placebo patch in patients with acute migraine. The inclusion criteria for the trial required that, in the three months prior to being randomized into the trial, patients generally had experienced moderate to severe pain during a migraine, had experienced migraines for at least one year and had reported from one to six migraines per month. Patients remained in the trial until they treated one migraine with a patch or two months after randomization into the trial, whichever occurred first.

        The primary efficacy endpoint for the trial was the proportion of patients treated with NP101 who were headache pain free at two hours after patch application compared to patients treated with placebo. Using a standard migraine diary, patients rated their baseline headache pain severity immediately prior to applying a patch using a four-point scale, with zero for no pain, one for mild pain, two for moderate pain and three for severe pain. Patients applied a patch only if they rated their baseline headache pain severity as a two (moderate) or three (severe). Patients also rated the presence or absence of nausea, photophobia and phonophobia immediately prior to applying a patch. After patch application, patients recorded headache pain severity and presence or absence of nausea, photophobia and phonophobia at 0.5, 1, 2, 3, 4, 6, 12 and 24 hours.

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

        The key secondary endpoints for our pivotal Phase III clinical trial were:

  •
  The proportion of patients treated with NP101 who were nausea free at two hours after patch application compared to patients treated with placebo;

  •
  The proportion of patients treated with NP101 who were photophobia free at two hours after patch application compared to patients treated with placebo; and

  •
  The proportion of patients treated with NP101 who were phonophobia free at two hours after patch application compared to patients treated with placebo.

        Safety assessments in the trial included:

  •
  Adverse event assessments;

  •
  Investigator skin irritation examination scores; and

  •
  Subject skin irritation self-examination scores.

        In this trial, we treated 469 patients at 38 investigative sites in the U.S. The patient demographics of this trial were similar to those reported in other large scale migraine clinical trials. The NP101 patient population included 197 women and 37 men. The placebo patient population included 201 women and 34 men. Each patient population had a mean age of approximately 41 years. We completed this trial in July 2009. NP101 met each of the primary and key secondary endpoints with statistical significance. The following table summarizes the analysis of the primary endpoint, headache pain free at two hours and selected secondary endpoints:

	NP101 Patients		Placebo Patients
ITT Analysis(1)
	226 Total		228 Total
Symptom Two Hours After Patch Application—LOCF(2)		%		%	% Difference	p value(3)
Headache pain free	40	17.7%	21	9.2%	8.5%	0.0092
Headache pain relief	119	52.9	65	28.6	24.3	<0.0001
Nausea free	189	83.6	144	63.2	20.4	<0.0001
Photophobia free	116	51.3	83	36.4	14.9	0.0028
Phonophobia free	125	55.3	89	39.0	16.3	0.0002

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

        In addition to achieving statistically significant results for the primary and key secondary endpoints, NP101 also demonstrated statistically significant results for a number of other secondary endpoints, including:

  •
  Headache pain relief within one hour.  NP101 demonstrated statistically significant headache pain relief at one hour after patch application, with 29% of NP101 patients experiencing headache pain relief as compared to 19% of placebo patients (p = 0.0123). While not statistically significant, 38% more NP101 patients than placebo patients experienced pain relief in 30 minutes, 29 of 226 NP101 patients compared to 21 of 228 placebo patients.

  •
  Sustained pain relief.  In a retrospective analysis we conducted, for those patients who experienced pain relief at two hours, NP101 demonstrated statistically significant sustained pain relief at each measurement point from two hours through 24 hours after patch application, with 34% of NP101 patients experiencing sustained pain relief as compared to 21% of placebo patients (p = 0.0015). For purposes of this analysis, we defined patients with sustained relief as patients with no pain or mild pain at all measurement points from two hours through 24 hours after patch application and who had not taken rescue medication.

  •
  Freedom from nausea within one hour.  NP101 demonstrated statistically significant freedom from nausea at one hour after patch application, with 71% of NP101 patients being nausea free as compared to 58% of placebo patients (p = 0.0251).

  •
  Freedom from migraine.  NP101 demonstrated statistically significant freedom from migraine at two hours after patch application, with 16% of NP101 patients being migraine free as compared to 8% of placebo patients (p = 0.0135). Freedom from migraine means the absence of headache, nausea, photophobia and phonophobia.

  •
  Decreased use of rescue medication.  NP101 demonstrated a statistically significant difference in the number of patients that used pain or nausea rescue medication during the 24 hours after patch application, with 40% of NP101 patients using rescue medication as compared to 60% of placebo patients (p <0.0001). Rescue medications are any additional medications taken by the patient to relieve symptoms of migraine after patch application.

        A total of 117 patients, or 50% of patients, receiving NP101 and 103 patients, or 44% of patients, receiving the placebo patch experienced at least one treatment-emergent adverse event, which is an event that was not present prior to patch application or a worsening of either the intensity or frequency of a symptom following patch application. The most common adverse events reported in the trial among patients receiving NP101 related to the application site and included application site pain and application site tingling. There were no deaths or serious adverse events in this trial. NP101 demonstrated skin tolerability typical of other transdermal products, with mild to moderate redness generally present upon patch removal.

        Patients receiving NP101 exhibited a low incidence of triptan sensation adverse events, with 1.7% experiencing atypical sensations and 1.7% experiencing pain and other pressure sensations. Patients described all of these adverse events to be of mild intensity, except for one adverse event, which a patient described as "cold sensation head" of moderate intensity.

  12-Month, Repeat Use Phase III Trials

        We have completed two 12 month, repeat use Phase III trials. These open label trials evaluated the safety of NP101 in the treatment of acute migraine. Patient eligibility requirements in these trials were similar to the requirements for our completed pivotal Phase III clinical trial. In these trials, NP101 was evaluated in 662 patients.

        Patients who received treatment in the pivotal Phase III trial were eligible to enroll into the first repeat use trial. There were 183 patients enrolled who treated 2,089 migraines. Patients were allowed to treat up to six migraines per month with NP101 during a 12-month period. The primary objective of this open-label study was to assess the long-term safety of NP101. The secondary objective was to characterize the long-term efficacy of NP101. For the efficacy endpoints of headache pain free, headache pain relief, nausea free, phonophobia free, photophobia free, and migraine free at two hours after patch application, the mean by-subject response rates were maintained over the period of study, with no evidence of a decrease in responsiveness over time. For 58% of all migraines treated with NP101, subjects experienced pain relief two hours after patch application; and for 79% of all headaches treated, subjects were nausea free two hours after patch application. In addition, 24% of all subjects were headache pain free two hours after patch application.

        The second repeat use trial assessed the safety of long-term treatment with NP101. Patients who enrolled were allowed to treat up to six migraines per month with NP101 during a 12-month period. A total of 7,655 patches were applied by 479 treated patients in this study. Approximately two-thirds of all treated patients (65%) used at least 6 patches, and half (50%) used at least 12 patches. A total of 264 patients met the definition of a 6-month completer (patients who were enrolled for at least 166 days and applied at least 6 patches within the first 180 days of enrollment) and 208 patients met the definition of a 12-month completer (6-month completers who were enrolled for at least 346 days and applied at least 9 patches within the first 360 days of enrollment). Among all treated patients, the average patch usage per month was 2.05. Among the 6-month and 12-month completers, the mean of average patch usage per month was 2.30 and 2.44, respectively.

        NP101 was well tolerated in both repeat use trials by the 662 patients who applied a total of 9,744 patches. The most frequently reported adverse events were application site conditions (44%), primarily application site pain, application site pruritus, application site tingling and application site discoloration. The majority of application site adverse events were mild or moderate in intensity. The incidence of triptan sensation adverse events was very low (1.1% in both repeat use trials combined) with none reported as severe. In addition, there were no treatment related serious adverse events.

        A combined total of 48 putative allergic contact dermatitis (ACD) cases were identified in the repeat use trials, of which 18 were considered "probable," and 30 were considered "possible." Compared to transdermal delivery systems of currently marketed products, the incidence of ACD with the use of NP101 is relatively low.

        When incorrectly applied, NP101 may cause significant application site adverse events. There were no cases of incorrect application of NP101 in the first repeat use trial and eleven cases of incorrect application in the second trial. Seven of the eleven patients completed the trial and three of the eleven patients experienced application site adverse events that resulted in a small mark on the skin. To mitigate the potential for incorrect application, we are implementing a device enhancement that will prevent NP101 from activating in the event it is applied incorrectly.

  Phase I Clinical Trials

        We have completed fourteen Phase I clinical trials of NP101. Each of these trials is described in the table below.

Phase I Trial	Description
Study 001 Study 002 Study 004 Study 006	Evaluated NP101 prototypes and design characteristics in healthy adult subjects to establish proof of concept.
Study 011	Compared the pharmacokinetics of NP101 to oral Imitrex in patients with migraine.
Study 005	Compared the pharmacokinetics of NP101 to three routes of administration of Imitrex in healthy adult subjects: 20 mg nasal spray, 100 mg tablet and 6 mg injection.
Study 012
Compared the pharmacokinetics of NP101 in 8 healthy elderly volunteers to 24 healthy young adult volunteers and the pharmacokinetics of NP101 applied to the upper arm and applied to the thigh. The results from this study demonstrated no clinically significant difference in the pharmacokinetic profile of NP101 based upon age or application site.
Study 013	Confirmatory bioavailability study in which pharmacokinetic analysis was conducted in 30 healthy adult subjects.
Study 014	Evaluated the skin irritation profile of NP101 by measuring the amount of skin irritation resulting from repeated application of NP101 in 10 healthy adult subjects.
Study 018	Confirmed bioequivalence for two drug product manufacturing facilities. In addition two exploratory electrodes were tested to qualify another screen printed electrodes manufacturer for NP101.
Study 022	Quantified the amount of residual sumatriptan succinate in NP101 after single patch use.
Study 023	Confirmatory bioavailability study in which pharmacokinetic analysis was conducted in 32 healthy adult subjects.
Study 024	Evaluated the pharmacokinetic effect of local heat administration on the NP101 patch in healthy adult volunteers.
Study 025	Evaluated NP101 device enhancement.

        In Study 005, we compared the pharmacokinetics of NP101 to three routes of administration of Imitrex in healthy adult subjects: 20 mg nasal spray, 100 mg tablet and 6 mg injection. As intended, treatment with NP101 resulted in sumatriptan plasma levels between the levels of 20 mg Imitrex nasal spray and the 100 mg Imitrex oral tablet. After NP101 application, sumatriptan absorption in plasma reached therapeutic levels within 30 minutes. In addition, in this trial, treatment with NP101 resulted in less variability in sumatriptan plasma levels than either 100 mg oral tablet or 20 mg nasal spray formulations, supporting our belief that transdermal administration provides more predictable delivery by bypassing absorption through the gastrointestinal system.

        At the time of patch removal, more than 75% of subjects had no or minimal skin redness, and within 48 hours following patch removal, all subjects had no or minimal skin redness. We also evaluated adverse events by different routes of administration. The trial categorized adverse events as either "Atypical Sensations" or "Pain and Pressure Sensations." The following table sets forth each of these adverse events by category for each route of administration:

Summary of Triptan Sensation Adverse Events

Adverse Event		Number of Subjects Reporting Event (%)
Categorization	Preferred Term	NP101 (17 Subjects)	Nasal Spray (23 Subjects)	Injection (23 Subjects)	Oral (23 Subjects)
Atypical Sensation	Any adverse events	—	—	14 (60.9)%	2 (8.7)%
	Burning sensation mucosal	—	—	3 (13.0)%	—
	Ear discomfort	—	—	1 (4.3)%	—
	Facial pain	—	—	1 (4.3)%	—
	Feeling hot	—	—	2 (8.7)%	—
	Flushing	—	—	6 (26.1)%	—
	Head discomfort	—	—	1 (4.3)%	1 (4.3)%
	Hot flush	—	—	3 (13.0)%	1 (4.3)%
	Sensation of heaviness	—	—	1 (4.3)%	—
	Sensation of pressure	—	—	1 (4.3)%	—

Pain and Pressure Sensation	Any adverse events	—	—	2 (8.7)%	4 (17.4)%
	Neck pain	—	—	—	2 (8.7)%
	Sensation of heaviness	—	—	1 (4.3)%	1 (4.3)%
	Sensation of pressure	—	—	1 (4.3)%	1 (4.3)%

        In subjects treated with oral and injectable sumatriptan, all of the triptan adverse events occurred in subjects with sumatriptan plasma levels exceeding 50 nanograms per milliliter. In this trial, the maximum sumatriptan plasma level observed for subjects receiving NP101 reached therapeutic levels, but did not exceed 50 nanograms per milliliter. We believe the ability of NP101 to control sumatriptan plasma levels within this dosing range explains why subjects receiving NP101 in this trial did not experience triptan sensation adverse events.

Commercial Strategy

        If NP101 is approved by the FDA, we plan to launch NP101 in the U.S. with a commercial partner and our own specialty sales force. We expect to direct our marketing efforts at high potential prescribers of NP101, primarily consisting of neurologists, headache specialists and those primary care physicians who most frequently treat migraine. We believe these efforts will enable us to address a significant portion of the commercial opportunity for NP101. We plan to further penetrate the U.S. market through collaborations with other pharmaceutical or biotechnology companies and through expansion of our sales force in the future. This would enable us to target additional physicians who are high prescribers of migraine medications.

        We may acquire additional products to market and sell or collaborate with pharmaceutical or biotechnology companies to market and sell their products using our sales force. We may also seek to commercialize NP101 outside the U.S., although we currently plan to do so only with a partner.

Pipeline Products

        In addition to NP101, our current research and development pipeline consists of two preclinical product candidates, one for the treatment of Parkinson's disease and one for the treatment of schizophrenia and bipolar disorder.

  NP201: Product candidate for the continuous symptomatic treatment of Parkinson's disease

        Parkinson's disease is a progressive, degenerative disease characterized by movement symptoms such as tremor or trembling in the hands, arms, and legs; rigidity of the limbs and trunk; slowness of movement; and impaired balance and coordination. According to the Parkinson's Disease Foundation, Parkinson's disease affects about one million people in the U.S. and more than four million people worldwide. Although symptoms of Parkinson's disease can appear at any age, the average age of onset is 60.

        The loss of neurons in the brain that help to control movement causes Parkinson's disease. These neurons produce dopamine, a neurotransmitter that transmits signals that control movement. Currently, no cure exists for Parkinson's disease. Symptomatic treatments rely on the replacement of dopamine through either levodopa, which the brain converts to dopamine, or dopamine agonists, which mimic dopamine.

        Multiple challenges complicate the treatment of Parkinson's disease. Intermittent dosing of oral medications leads to periods of "on" after dosing and periods of "off" as the medication wears off. During "on" periods, excessive levels of medication can produce adverse events, primarily abnormal movements. During "off" periods, low levels of medication lead to poor efficacy. In addition, Parkinson's disease is a progressive disease, which causes patients to become less responsive to their medication over time and more sensitive to excessive drug levels.

        The majority of Parkinson's disease patients currently use oral medications that require administration one to three times per day, exposing the patient to varying medication levels. The intermittent dosing of oral medications further complicates treatment, as patients experience periods of "on" after dosing and periods of "off" as the medication wears off. According to a 2009 article by Dr. Fabrizio Stocchi published in Parkinsonism and Related Disorders, a peer-reviewed medical journal, experts believe that intermittent dosing may result in more frequent and serious adverse events and may hasten the progression of Parkinson's disease by causing harm to the remaining dopamine receptors. As Dr. Stocchi reported, studies suggest that continuous medication delivery can alleviate the symptoms of Parkinson's disease without inducing the abnormal movements caused by too much medication.

        Only two Parkinson's disease medications currently provide for continuous delivery, and neither is approved in the U.S. Duodopa is a levodopa/carbidopa gel marketed by Abbott Laboratories that requires the surgical insertion of a tube into the patient's small intestine. APO-go is an injectable apomorphine marketed by Britannia Pharmaceuticals Limited that requires the patient to wear a pump around his or her waist. Because both APO-go and Duodopa are difficult to administer, they are generally reserved for complicated and difficult to control patients.

        We designed NP201 to provide continuous delivery of Parkinson's disease medication in an easy to administer and tolerable dose formulation. NP201 consists of our Long Acting Delivery (LAD) technology combined with ropinirole, a generic, FDA approved dopamine agonist also known as Requip. After administration, NP201 is designed to slowly dissolve while releasing ropinirole.

        We have studied NP201 in several animal models. We believe the data from these studies suggest that NP201 can provide continuous, stable medication levels for up to two months. In addition, we completed a proof of concept study in a well-accepted animal model of Parkinson's disease that we believe suggests NP201 has the potential to provide continuous symptomatic relief for up to two months per dose and to significantly decrease the incidence of adverse events associated with current treatments.

        In March 2010, we met with the FDA to discuss our development plan for NP201. Based on this meeting, we believe that we can submit an NDA for NP201 under Section 505(b)(2) of the FDCA and that the FDA will require only a single successful pivotal Phase III clinical trial for approval.

        We have completed a toxicology study for NP201. All work for the IND has been completed. We are seeking a co-development partner prior to submitting the IND.

  NP202: Product candidate for the long-term treatment of schizophrenia and bipolar disorder

        Schizophrenia is a life-long serious psychiatric illness that causes people to lose touch with reality and often interferes with their ability to think clearly, manage emotions, make decisions and relate to others. Bipolar disorder, or manic depression, is another life-long psychiatric illness that causes extreme shifts in mood, energy and functioning. These changes may be subtle or dramatic and typically vary greatly over the course of a person's life as well as among individuals.

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

        We believe that NP202 potentially could provide a significant improvement over existing treatment options for patients suffering from schizophrenia or bipolar disorder because:

  •
  We are developing NP202 to provide three months of continuous delivery of risperidone with a single dose. Currently available products provide therapy for only two to four weeks, resulting in frequent physician visits and increasing the risk of non-compliance;

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

        We have developed NP202 prototype products, initiated pre-IND activities and plan to submit an IND to the FDA in 2013.

Our Proprietary Delivery Technologies

        Our current drug development activities use two proprietary medication delivery technologies: SmartRelief and LAD. NP101 incorporates SmartRelief, while NP201 and NP202 both incorporate LAD. We have exclusive worldwide rights to both technologies.

  SmartRelief Technology

        SmartRelief is our proprietary transdermal medication delivery technology based on iontophoresis, a non-invasive method of actively transporting molecules, such as sumatriptan, that are not able to be delivered passively through the skin. Iontophoresis involves the application of a mild electrical current to the skin through two reservoirs. One reservoir contains ionized (or charged) medication. The other reservoir contains a counter ion, commonly sodium chloride (or salt). When a current is applied, medication molecules travel out of the reservoir into the skin, where blood vessels absorb and disburse them throughout the body.

        Unlike passive transdermal technologies, which rely on diffusion for medication delivery, iontophoresis controls the amount and rate of medication delivery. Iontophoresis enables transdermal delivery of a variety of medications that cannot be delivered passively through the skin. It is possible to deliver a variety of different medications, including proteins and peptides, using iontophoresis. The FDA has approved two pharmaceutical products incorporating iontophoresis, Johnson & Johnson's IONSYS system and Vyteris, Inc.'s LidoSite topical system for analgesia, and multiple iontophoretic medical devices.

        Our SmartRelief technology also positions us to capitalize on the expanding global transdermal market, which, according to PharmaLive Special Reports, September 2011, a pharmaceutical industry publication, is expected to grow from $21.5 billion in 2010 to $31.5 billion by 2015.

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

Manufacturing

        We currently have no manufacturing facilities and limited personnel with manufacturing experience. We currently use, and expect to depend on, third party contract manufacturers to manufacture NP101 and our other product candidates for our preclinical and clinical needs and, if we obtain marketing approval for our product candidates, for commercial supply. We believe our reliance on contract manufacturing helps us control our expenses, as the construction, maintenance and insurance of pharmaceutical manufacturing facilities requires significant capital.

        We have established an internal quality control and quality assurance program, including a set of standard operating procedures and specifications consistent with current Good Manufacturing Practices (cGMP). The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. We depend on our third party contract manufacturers for continued compliance with cGMP requirements.

        Multiple pharmaceutical manufacturers produce sumatriptan, the active ingredient in NP101. We currently purchase sumatriptan from two suppliers and the various device components of NP101 from multiple manufacturers, all on a purchase order basis.

        Under the terms of a development and license agreement that we entered into in September 2007, LTS Lohmann Therapie-Systeme AG (LTS) manufactures our clinical supplies of NP101. We pay fees to LTS for manufacturing development, preparation of manufacturing documentation for our NP101 NDA, manufacture of our clinical supplies and preparation for commercial manufacturing. We expect to enter into a commercial manufacturing agreement for NP101 with LTS. To that end, we funded the purchase by LTS of the machinery that LTS will use to produce the commercial supply of NP101. The machinery is customized to the particular manufacturing specifications of NP101.

        Currently, we do not have any agreements for the commercial supply of NP101. If we are unable to enter into such agreements with LTS and other third party manufacturers and suppliers in a timely manner, or on acceptable terms, our ability to commercialize NP101 may be delayed, prevented or impaired. Even if we enter into these agreements, the various manufacturers and suppliers will likely be single source suppliers to us for a significant period of time.

        We purchase preclinical supplies of NP201 and NP202, consisting of LAD and the active ingredients, ropinirole and risperidone, from Evonik Industries AG, Inc. Ropinirole and risperidone are generic and available from multiple sources.

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

        Our competitors may succeed in developing, acquiring or licensing on an exclusive basis technologies and drug products that are more effective or less costly than NP101 or any other product candidate that we are currently developing or that we may develop, which could render our products obsolete and noncompetitive. We expect any products that we develop and commercialize to compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price, the level of generic competition and the availability of reimbursement from government and other third party payors. We also expect to face competition in our efforts to identify appropriate collaborators or partners to help commercialize our product candidates in our target commercial markets.

        We anticipate NP101 will compete with currently marketed triptans, including Imitrex (sumatriptan), Maxalt (rizatriptan), Zomig (zolmitriptan), Relpax (eletriptan), Axert (almotriptan), Frova (frovatriptan), Amerge (naratriptan), Treximet (sumatriptan/naproxen) and Sumavel DosePro (sumatriptan). In addition, we anticipate competition from generic sumatriptan, the active ingredient in Imitrex, and generic versions of other branded triptans that have lost or will lose their patent exclusivity. Because of the low cost, health insurers may require or encourage use of, and consumers may use, a generic triptan prior to trying NP101. If approved, NP101 will also compete with other currently approved products, including analgesic combinations, NSAIDs and ergotamines, including DHE.

        If approved, we believe that NP101's features, including its convenient, non-oral route of administration, controlled delivery of medication and consistent dosing, will differentiate it from existing migraine treatments, particularly for migraine patients suffering from nausea or vomiting.

        In addition to marketed migraine medications, both large and small companies have migraine product candidates in various stages of clinical development. These include Levadex from MAP Pharmaceuticals, Inc., an inhaled formulation of DHE, and an intranasal powder formulation of sumatriptan from Optinose, both for the treatment of acute migraine. Optinose initiated enrollment in a 200 patient Phase III trial in 2012 and MAP Pharmaceuticals submitted an NDA to the FDA in May 2011. Additionally, MAP has entered into a collaboration with Allergan Inc., whose Botox product was approved for the treatment of chronic migraine in October 2010. Pursuant to the collaboration, the parties will co-promote Levadex following its potential FDA approval.

        Our strategy to compete in the migraine market includes:

  •
  Elevating physician awareness of the importance of relieving both migraine related nausea and headache pain;

  •
  Emphasizing consistent delivery regardless of gastrointestinal symptoms, including gastroparesis;

  •
  Highlighting low incidence of triptan sensation adverse events associated with NP101; and

  •
  Building on physician experience with sumatriptan, the most prescribed migraine medication.

        As with NP101, if approved, each of NP201 and NP202 will face competition from generic and branded products. Specifically, NP201 will face competition from generic immediate release and extended release versions of ropinirole and the dopamine agonist pramiprexole, as well as from two continuous delivery medications, a levadopa gel and an injectable apomorphine. NP202 will face competition from a variety of branded and generic versions of antipsychotic medications, in addition to several other sustained delivery depot formulations of atypical antipsychotics.

License, Development and Commercial Agreements

        Our material license, development and commercial agreements are described below.

  Travanti Pharma Inc.

        In July 2008, we entered into an asset purchase and license agreement with Travanti Pharma Inc. (Travanti) pursuant to which we acquired from Travanti a patent application, including all supporting documentation and priority documents, that is directed to transdermal delivery of anti-migraine medications using an active delivery patch. Under the agreement, we granted Travanti a nonexclusive, royalty-free, perpetual, worldwide license to use the purchased patent application, and the invention covered by such patent application, outside the field of migraine. In May 2009, Teikoku Pharma USA, Inc. acquired Travanti.

        In addition, under the Travanti agreement, we obtained a perpetual, worldwide, exclusive, royalty-free license, with the right to grant sublicenses, under Travanti's patent rights, including issued U.S. Patent No. 6,745,071, as described in more detail under "—Intellectual Property and Exclusivity," and know-how that relate generally to specified iontophoresis technology to develop, make and commercialize migraine products. If we make improvements that directly relate to such Travanti patents and patent applications, Travanti will hold a nonexclusive, royalty-free, perpetual, worldwide license to use such improvements outside the field of migraine. The Travanti agreement does not contain any termination provisions under which our license rights would terminate.

  LTS Lohmann Therapie-Systeme AG

        In September 2007, we entered into a development and license agreement with LTS, which was amended as of April 2008, February 2009 and May 2010. Under the development and license agreement, LTS agreed to perform development activities relating to NP101 in accordance with an agreed upon development plan and to use commercially reasonable efforts to provide us with supplies for our clinical trials. LTS also has provided us with supplies for our non-clinical use.

        Pursuant to the terms of the development and license agreement, each party exclusively owns any inventions related to such party's existing intellectual property that arise out of the development program. The parties jointly own any joint inventions that arise out of the development program not solely based on one party's existing intellectual property. Each party grants to the other a non-exclusive, royalty-free license under its respective intellectual property for the sole purpose of developing NP101. If we execute a commercial manufacturing agreement for NP101 with LTS, LTS will have the exclusive right to manufacture NP101 and LTS will grant us an exclusive, worldwide, royalty-free license under LTS's intellectual property to use, import, sell, market and distribute, or have imported, sold, marketed or distributed, NP101. If we do not execute a commercial manufacturing agreement with LTS, we may not have access to LTS's proprietary technology and know-how necessary to develop, manufacture or commercialize NP101.

        The development and license agreement remains in effect until the parties execute a commercial manufacturing agreement or until either party terminates the agreement by its terms. We may terminate the development and license agreement at any time upon 60 days' notice to LTS. In addition, either party may terminate the agreement if the other party materially breaches the agreement and fails to cure the breach during a 60-day cure period. Either party may terminate the agreement if the development committee established under the agreement determines that it is not feasible to develop a product as anticipated under the development plan.

        In June 2010, we entered into an equipment funding agreement with LTS under which we funded the purchase by LTS of manufacturing equipment for NP101. Throughout 2010 and 2011, we funded the purchase of the equipment by making 14 monthly installment payments to LTS, in the aggregate amount of €5.0 million or approximately $6.8 million based on exchange rates at the time the payments were made.

        LTS owns the purchased equipment and is responsible for its routine and scheduled maintenance and repair. LTS is required to use the purchased equipment solely for fulfilling its obligations to manufacture NP101. In addition, LTS is prohibited from encumbering the purchased equipment and may not sell or dispose of such equipment, except that LTS may transfer ownership of it to its affiliate, LTS Lohmann Therapy Systems Partnership L.P. Moreover, if we do not enter into a commercial manufacturing agreement with LTS, LTS must, at its option, either transfer ownership of the equipment to us or refund to us the purchase price of the equipment, less depreciation.

        The equipment funding agreement will remain in effect until the later of the completion by LTS of all installation activities or the execution of a commercial manufacturing agreement.

  University of Pennsylvania

        We entered into a patent license agreement with the University of Pennsylvania (Penn), which became effective in July 2006 and was amended in May 2007. Under the patent license agreement, Penn granted to us exclusive, worldwide rights under specified Penn patent applications, and patents issuing therefrom, to make, use and sell products using LAD. Under the agreement, we have the right to sublicense, subject to specified conditions, including the payment of sublicense fees.

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

        The patent license agreement, and our obligation to pay royalties to Penn, will terminate, on a product by product basis, on the later of the expiration or abandonment of the last Penn patent, which we expect will occur in April 2027, or ten years after the first commercial sale of a licensed product if no patent issues from the patent applications licensed from Penn under the agreement. We may terminate the agreement at any time upon 60 days' notice to Penn. Penn may terminate the agreement in connection with our uncured breach, bankruptcy or insolvency.

  Evonik Industries AG, Inc.

        In March 2007, we entered into a feasibility evaluation agreement with SurModics Pharmaceuticals, Inc., which was amended in December 2007, April 2008, July 2008, October 2008, March 2009 and May 2010. SurModics Pharmaceuticals was acquired by Evonik Industries AG, Inc. in 2011. All references to Evonik Industries contained in this Form 10-K shall be deemed to refer to SurModics Pharmaceuticals prior to such acquisition. Under the feasibility evaluation agreement, we and Evonik Industries, from time to time, enter into plans of work whereby Evonik Industries performs evaluation, development and formulation work for NP201 and provides us with preclinical supplies of NP201.

        Pursuant to the feasibility evaluation agreement, each party owns exclusively any inventions arising out of the development program if they are based solely on that party's existing intellectual property. Any inventions under the development program based on both parties' intellectual property are jointly owned. Evonik Industries has the right to practice aspects of joint research inventions developed under the feasibility agreement that do not relate to our product or use our technology or confidential information. We received an option to obtain an exclusive, royalty bearing license under Evonik Industries' technology and intellectual property necessary to make, have made, use and sell NP201. We agreed to pay Evonik Industries for its services and supplies on a time and materials basis. The feasibility evaluation agreement will remain effective until mutually agreed upon by the parties or until terminated by us upon at least two weeks' advanced written notice to Evonik Industries.

        In September 2009, upon our exercise of the option under the feasibility evaluation agreement, we entered into a license agreement with Evonik Industries, pursuant to which we received an exclusive worldwide license, with the right to sublicense, under Evonik Industries' intellectual property, including its interest in joint inventions developed under the feasibility agreement, to make, have made, use, sell, import and export products covered by the license agreement, comprised of a biodegradable, preformed, macroscopic implant device consisting of ropinirole, as the sole active pharmaceutical ingredient, incorporated into the controlled delivery system developed or optimized under the feasibility agreement. The license agreement currently covers NP201. We granted Evonik Industries an exclusive, perpetual, worldwide, royalty-free license under our interest in joint inventions for uses that do not relate to products covered by the license agreement or include any of our existing technology or confidential information. We also granted Evonik Industries a right of first negotiation to manufacture clinical supplies of covered products. If we and Evonik Industries enter into such clinical manufacturing agreement, Evonik Industries has a right of first negotiation to manufacture commercial supplies of covered products.

        Under the license agreement, we have agreed to pay Evonik Industries aggregate milestone payments of up to $4.75 million upon the first achievement of specified development, regulatory and sales level milestones related to the first clinical indication approved by a regulatory authority for covered products. We must also pay an additional milestone payment upon regulatory approval of each additional clinical indication for covered products and royalties in the low single digits on worldwide net sales of commercial product. In countries where a valid Evonik Industries patent claim does not cover the product, the applicable royalty rate decreases. If we do not enter into a commercial manufacturing agreement with Evonik Industries, the applicable royalty rate will increase, though it will remain in the low single digits.

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

        The license agreement and our obligation to pay Evonik Industries royalties will terminate on a country by country basis on the later of the date on which a valid Evonik Industries patent claim no longer covers the product or an agreed period after the first commercial sale of the product in such country. Thereafter the license will become an exclusive, perpetual fully paid-up license.

        We have the right to terminate the license agreement for any reason at any time upon 90 days' notice to Evonik Industries. Either party has the right to terminate the agreement in connection with the other party's uncured material breach, bankruptcy or insolvency. Evonik Industries may either terminate the license agreement or make it non-exclusive if we fail to meet the agreed upon diligence milestones or otherwise fail to use commercially reasonable efforts to develop and obtain regulatory approval for a covered product.

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

        As of December 31, 2011, we exclusively license one issued U.S. patent and its foreign counterparts, and own one issued U.S. patent, one allowed U.S. patent, five U.S. patent applications, as well as corresponding Patent Cooperation Treaty (PCT), applications and their foreign counterparts, and one PCT application which relate to NP101.

        Our licensed issued U.S. Patent No. 6,745,071, owned by Travanti, is generally directed towards wearable iontophoretic devices, including NP101, that are prepackaged as complete self-contained units that include an active pharmaceutical ingredient to be administered, a provision for isolating moisture sources from the electrodes and from the power source during storage to optimize shelf stability, and a simple, user-friendly mechanism to transfer the active pharmaceutical ingredient and counter ion reservoirs to the electrodes. The expiration date for this patent is in 2023. There are corresponding patents in Australia, Canada and Korea which will also expire in 2023 and corresponding patent applications pending in certain other countries which will expire in 2023 if issued. Under the Travanti asset purchase and license agreement, we also have a perpetual, worldwide, exclusive, royalty-free license, in the field of migraine, to Travanti patents, patent applications and know-how that relate generally to iontophoresis.

        Our issued U.S. patent is generally directed to methods of treating migraine using an iontophoretic patch containing a triptan. Our allowed U.S. patent is generally directed to methods of treating migraine by administering sumatriptan using an iontophoretic patch to achieve consistent plasma levels with low patient to patient variability. The expiration date for each of these patents is 2027 and there are corresponding patent applications pending in certain select countries which will expire in 2027, if issued.

        Our five U.S. pending patent applications and the pending PCT application are generally directed to:

  •
  Methods and devices for treating migraine using integrated iontophoretic patches, including NP101;

  •
  Active ingredient reservoir formulations, including the NP101 formulation; and

  •
  Electronic control systems and methods for use of the same in delivering an active pharmaceutical ingredient for an integrated iontophoretic patch, including NP101.

        Four of the U.S. applications currently have pending international applications, as well as corresponding foreign patent applications in certain select countries. We expect to file international applications in select countries for the fifth U.S. application in the first half of 2012. We expect to file U.S. and international applications for the PCT application in the second quarter of 2013 If the U.S. applications, and their foreign corresponding applications issue, we generally expect these patents to expire between 2027 and 2031.

        Additionally, as of December 31, 2011, we own or exclusively license one issued U.S. patent and eight U.S. patent applications, as well as corresponding PCT patent applications and their foreign counterparts, and one U.S. provisional application relating to our LAD pipeline product candidates. The U.S. patent, and eight non-provisional U.S. applications and their corresponding foreign applications, if issued, are generally expected to expire between 2021 and 2030. The US provisional application, if issued, is expected to expire in 2031. These patents and patent applications include claims generally directed to the LAD technology, as well as the use of the LAD technology in conjunction with various medications in the treatment of certain neurological and psychiatric diseases, including Parkinson's disease, schizophrenia and bipolar disorder.

        Under the LTS development and license agreement and Evonik Industries license agreement, we have rights to LTS's and Evonik Industries' proprietary processing and manufacturing technologies related to our product candidates.

  FDA Marketing Exclusivity

        The FDA may grant three years of marketing exclusivity in the U.S. for the approval of new and supplemental NDAs, including Section 505(b)(2) NDAs, for, among other things, new indications,

dosages or dosage forms of an existing drug, if new clinical investigations that were conducted or sponsored by the applicant are essential to the approval of the application. Additionally, six months of marketing exclusivity in the U.S. is available under Section 505A of the FDCA if, in response to a written request from the FDA, a sponsor submits and the agency accepts requested information relating to the use of the approved drug in the pediatric population. This six month pediatric exclusivity period is not a standalone exclusivity period, but rather is added to any existing patent or non-patent exclusivity period for which the drug product is eligible. Based on our clinical trial program for NP101, we plan to seek three years of marketing exclusivity upon receipt of FDA approval for NP101. We may also seek an additional period of six months exclusivity from the FDA if we successfully complete pediatric clinical trials for NP101.

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

  New Drug Applications

        Generally, the FDA must approve any new drug before marketing of the drug occurs in the U.S. This process generally involves:

  •
  Completion of preclinical laboratory and animal testing in compliance with the FDA's Good Laboratory Practice, or GLP, regulations;

  •
  Submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin in the U.S.;

  •
  Performance of human clinical trials, including adequate and well-controlled clinical trials, to establish the safety and efficacy of the proposed drug product for each intended use;

  •
  Satisfactory completion of an FDA pre-approval inspection of the product's manufacturing facility or facilities to assess compliance with the FDA's cGMP regulations; and

  •
  Submission to, and approval by, the FDA of an NDA application.

        The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that the FDA will grant approvals for any of our product candidates on a timely basis, if at all. Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of preclinical tests, together with manufacturing information and analytical data, comprise a part of an IND application submission to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns regarding exposure of human research subjects to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND may not result in FDA authorization to commence a clinical trial. In addition, the FDA requires a separate submission to an existing IND for each successive clinical trial conducted during product development. Further, an independent institutional review board (IRB), covering each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the clinical trial until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time, or from time to time, on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. As a separate amendment to an IND, a sponsor may submit a request for a special protocol assessment, or SPA, from the FDA. Under the SPA procedure, a sponsor may seek the FDA's agreement on the design, conduct and analyses of, among other things, a clinical trial intended to form the primary basis of an efficacy claim. If the FDA agrees in writing, it may not change its agreement after the clinical trial begins, except in limited circumstances, such as upon identification of a substantial scientific issue essential to determining the safety and effectiveness of a product candidate after commencement of a Phase III clinical trial. If the clinical trial succeeds, the sponsor can ordinarily rely on it as the primary basis for approval with respect to effectiveness. Clinical testing also must satisfy extensive Good Clinical Practice (cGCP), regulations, including regulations for informed consent, IRB review and approval and IND submission.

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

  •
  Phase III:  These include expanded controlled and uncontrolled trials, including pivotal clinical trials. When Phase II evaluations suggest the effectiveness of a dose range of the product and acceptability of such product's safety profile, sponsors undertake Phase III clinical trials in larger patient populations to obtain additional information needed to evaluate the overall benefit and risk balance of the drug and to provide an adequate basis to develop labeling.

        In addition, sponsors may conduct Phase IV clinical trials after the FDA approves a drug. In some cases, the FDA may condition approval of an NDA for a product candidate on the sponsor's agreement to conduct additional clinical trials to further assess the drug's safety or effectiveness after NDA approval. Such post approval trials are typically referred to as Phase IV clinical trials.

        Sponsors submit the results of product development, preclinical studies and clinical trials to the FDA as part of an NDA. NDAs must also contain extensive manufacturing information and proposed labeling. Upon receipt, the FDA initially reviews the NDA to determine whether it is sufficiently complete to initiate a substantive review. If the FDA identifies deficiencies that would preclude substantive review, the FDA will refuse to accept the NDA and will inform the sponsor of the deficiencies that must be corrected prior to resubmission. If the FDA accepts the submission for substantive review, the FDA typically reviews the NDA in accordance with established time frames. Under the Prescription Drug User Fee Act (PDUFA), the FDA agrees to specific goals for NDA review time through a two-tiered classification system, Priority Review and Standard Review. For a Priority Review application, the FDA aims to complete the initial review cycle in six months. Standard Review applies to all applications that are not eligible for Priority Review. The FDA aims to complete Standard Review NDAs within a ten-month timeframe. We anticipate that any NDA that we may file for our product candidates would receive Standard Review. Review processes often extend significantly beyond anticipated completion dates due to FDA requests for additional information or clarification, difficulties scheduling an advisory committee meeting or FDA workload issues. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to the application's approval. The recommendations of an advisory committee do not bind the FDA, but the FDA generally follows such recommendations.

        If an NDA does not satisfy applicable regulatory criteria, the FDA may deny approval of an NDA or may require, among other things, additional clinical data or an additional pivotal Phase III clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we do. The FDA could also require a risk evaluation and mitigation strategy (REMS) plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, a commitment to conduct one or more post-market studies or clinical trials and the correction of identified manufacturing deficiencies, including the development of adequate controls and specifications.

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

        Drugs may be marketed only for approved indications and in accordance with the provisions of the approved label. Further, if we modify a drug, including any changes in indications, labeling or manufacturing processes or facilities, the FDA may require us to submit and obtain FDA approval of a new or supplemental NDA, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.

        Under PDUFA, NDA applicants must pay significant NDA user fees upon submission. In addition, manufacturers of approved prescription drug products must pay annual establishment and product user fees.

  Section 505(b)(2) New Drug Applications

        As an alternate path to FDA approval, particularly for modifications to drug products previously approved by the FDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, and permits the submission of an NDA where at least some of the information required for approval comes from clinical trials not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The FDA interprets Section 505(b)(2) of the FDCA to permit the applicant to rely upon the FDA's previous findings of safety and effectiveness for an approved product. The FDA may also require companies to perform additional clinical trials or measurements to support any change from the previously approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

        To the extent that a Section 505(b)(2) NDA relies on clinical trials conducted for a previously approved drug product or the FDA's prior findings of safety and effectiveness for a previously approved drug product, the 505(b)(2) applicant must submit patent certifications in its 505(b)(2) application with respect to any patents listed for the approved product on which the application relies in the FDA's publication, Approved Drug Products with Therapeutic Equivalence Evaluations (commonly referred to as the Orange Book). Specifically, the applicant must certify for each listed patent that (1) the required patent information has not been filed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is not sought until after patent expiration; or (4) the listed patent is invalid, unenforceable or will not be infringed by the proposed new product. A certification that the new product will not infringe the previously approved product's listed patent or that such patent is invalid or unenforceable is known as a Paragraph IV certification. If the applicant does not challenge one or more listed patents through a Paragraph IV certification, the FDA will not approve the Section 505(b)(2) NDA application until all the unchallenged listed patents claiming the referenced product have expired. Further, the FDA will also not accept or approve, as applicable, a Section 505(b)(2) NDA application until any non-patent exclusivity, such as exclusivity for obtaining approval of a New Chemical Entity, listed in the Orange Book for the referenced product, has expired.

        If the 505(b)(2) NDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the owner of the referenced NDA for the previously approved product and relevant patent holders within 20 days after the 505(b)(2) NDA has been accepted for submission by the FDA. The NDA and patent holders may then initiate a patent infringement suit against the 505(b)(2) applicant. Under the FDCA, the filing of a patent infringement lawsuit within 45 days of receipt of the notification regarding a Paragraph IV certification automatically prevents the FDA from approving the Section 505(b)(2) NDA for 30 months, or until a court deems the patent unenforceable, invalid or not infringed, whichever is earlier. Moreover, in cases where a 505(b)(2) application containing a Paragraph IV certification is submitted during a previously approved drug's five year exclusivity period, the 30-month period is automatically extended to prevent approval of the 505(b)(2) application until the date that is seven and one-half years after approval of the previously approved reference product. The court also has the ability to shorten or lengthen either the 30 month or the seven and one-half year period if either party is found not to be reasonably cooperating in expediting the litigation. Thus, the Section 505(b)(2) applicant may invest a significant amount of time and expense in the development of its product only to be subject to significant delay and patent litigation before its product may be commercialized. Alternatively, if the NDA applicant or relevant patent holder does not file a patent infringement lawsuit within the specified 45 day period, the 30 month stay will not prevent approval of the 505(b)(2) application.

        Notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), over the last few years, some pharmaceutical companies and others have objected to the FDA's interpretation of Section 505(b)(2). If the FDA changes its interpretation of Section 505(b)(2), or if the FDA's interpretation is successfully challenged in court, this could delay or even prevent the FDA from approving our NDA for NP101 or any other Section 505(b)(2) NDA that we submit.

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

        For example, under European Union (EU), regulatory systems, sponsors may submit marketing authorizations either under a centralized or mutual recognition procedure. Under the centralized procedure, a single application to the European Medicines Agency, or the EMEA, leads to an approval granted by the European Commission which permits the marketing of a product throughout the EU. The centralized procedure is mandatory for certain classes of medicinal products, but optional for others. For example, all medicinal products developed by certain biotechnological means, and those developed for cancer and other specified diseases and disorders including neurodegenerative disorders, must be authorized via the centralized procedure. The national procedure is used for products that are not required to be authorized by the centralized procedure. Under the national procedure, an application for a marketing authorization is submitted to the competent authority of one member state of the EU. The holders of a national marketing authorization may submit further applications to the competent authorities of the remaining member states via either the decentralized or mutual recognition procedure. The decentralized procedure enables applicants to submit an identical application to the competent authorities of all member states where approval is sought at the same time as the first application, while under the mutual recognition procedure, products are authorized initially in one member state, and other member states where approval is sought are then requested to recognize the original authorization based upon an assessment report prepared by the original authorizing competent authority. Both the decentralized and mutual recognition procedures should take no longer than 90 days, but if one member state makes an objection, which under the legislation can only be based on a possible risk to human health, the application will be automatically referred to the Committee for Medicinal Products for Human Use (the CHMP), of the EMEA. If a referral for arbitration is made, the procedure is suspended. However, member states that have already approved the application may, at the request of the applicant, authorize the product in question without waiting for the result of the arbitration. Such authorizations will be without prejudice to the outcome of the arbitration. For all other concerned member states, the opinion of the CHMP, which is binding, could support or reject the objection or alternatively could reach a compromise position acceptable to all EU countries concerned. The arbitration procedure may take an additional year before a final decision is reached and may require the delivery of additional data.

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

  Third Party Payor Coverage and Reimbursement

        Although none of our product candidates have been commercialized for any indication, if the FDA approves these products for marketing, commercial success of our product candidates will depend, in part, upon the availability of coverage and reimbursement from third party payors at the federal, state and private levels in the U.S. Government payor programs, including Medicare and Medicaid, private health care insurance companies and managed care plans have attempted to control costs by limiting coverage and the amount of reimbursement for particular procedures or drug treatments. The United States Congress and state legislatures from time to time propose and adopt initiatives aimed at cost containment, which could impact our ability to sell our products profitably.

        For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the associated reconciliation bill, which we refer to collectively as the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Health Care Reform Law revises the definition of "average manufacturer price" for reporting purposes, which could increase the amount of Medicaid drug rebates to states once the provision is effective. Further, beginning in 2011, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners. We will not know the full effects of the Health Care Reform Law until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the effect of the Health Care Reform Law, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products.

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

  Manufacturing Requirements

        We and our third party manufacturers must comply with applicable FDA regulations relating to FDA's cGMP regulations. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities for our products must meet cGMP requirements to the satisfaction of the FDA pursuant to a pre-approval inspection before we can use them to manufacture our products. We and our third party manufacturers and certain key component suppliers may also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restrictions through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

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

Employees

        As of December 31, 2011, we employed 37 full-time employees, of which 20 were engaged in research and development and clinical trials and 17 were engaged in administration, finance, commercial, marketing, business development and legal. None of our employees is represented by a labor union. Our employees are at-will employees, however, we have entered into employment agreements with certain of our officers that provide for severance benefits.

Corporate Information

        We were incorporated under the laws of the State of Delaware in January 2005. Our principal executive offices are located at 227 Washington Street, Suite 200, Conshohocken, Pennsylvania 19428 and our telephone number is (484) 567-0130.

Available Information

        We maintain a website at www.nupathe.com. We make available free of charge through our website's "Investor Relations—SEC Filings" page most of our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These materials are available as soon as reasonably practicable after such material is filed with or furnished to the SEC. The public can also obtain these materials from the SEC's website at http:www.sec.gov.

        Also available through our website's "Investor Relations—Corporate Governance" page are charters for the audit, compensation and nominating and corporate governance committees of our board of directors, our corporate governance guidelines and our code of business conduct and ethics.

        The references to our website and the SEC's website in this Form 10-K are intended to be inactive textual references only. Neither the contents of our website, nor the contents of the SEC's website, are incorporated by reference herein.

ITEM 1A.    RISK FACTORS

        Our business is subject to substantial risks and uncertainties. Any of the risks and uncertainties described below, either alone or taken together, could materially and adversely affect our business, financial condition, results of operations or prospects. These risks and uncertainties could also cause actual results to differ materially from those expressed or implied by forward-looking statements that we make from time to time (please read the "Cautionary Note Regarding Forward-Looking Statements" appearing at the beginning of this Form 10-K). The risks and uncertainties described below are not the only ones we face. Risks and uncertainties of general applicability and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, results of operations or prospects and could cause actual results to differ materially from those expressed or implied by our forward-looking statements.

Risks Related to Our Financial Condition and Capital Requirements

We need to raise additional funds to continue as a going concern; failure to raise such funds may cause us to delay or modify our operations and plans related to NP101 and our other product candidates, pursue a plan to sell our assets or seek bankruptcy protection.

        Our principal sources of liquidity are cash and cash equivalents of $23.1 million as of December 31, 2011, of which $3.0 million is required to be maintained under the terms of our term loan facility (Term Loan Facility). As of December 31, 2011, we had working capital of $11.0 million. During 2011, we used $20.9 million of cash for operating activities and $3.5 million for investing activities, which were partially funded from $8.6 million of net cash provided by financing activities (primarily the $10.0 million of gross proceeds from the issuance of additional debt).

        We believe that our existing cash and cash equivalents will be sufficient to fund our operations, debt service and interest obligations into the third quarter of 2012. We will require additional capital to fund our operations and capital requirements beyond that point. There is no assurance that such capital will be available when needed or on acceptable terms. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the year ended December 31, 2011 related to our ability to continue as a going concern.

        To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings, corporate collaboration and licensing agreements, and other funding opportunities. There can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. Furthermore, the covenants and the pledge of our assets as collateral under the Term Loan Facility limit our ability to obtain additional debt financing. If we are unable to successfully complete the additional trials, tests, device enhancement, packaging modification and other activities to support the resubmission of our New Drug Application (NDA) in a timely manner, our ability to obtain additional capital may be adversely affected. Until such time as we are able to secure the necessary funding, we plan to continue conserving our capital resources, predominantly by limiting investments to those activities related to the approval of NP101.

        If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, will result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us.

        If we are unable to raise the necessary capital, we will need to curtail operations significantly and modify our business strategy which may require us to delay, modify or abandon our operations and plans related to NP101 and our other product candidates, pursue a plan to sell our assets or seek bankruptcy protection. Bankruptcy may result in the termination of agreements pursuant to which we license certain intellectual property rights. Additionally, failure to obtain additional capital may result in an event of default under our Term Loan Facility. Our Term Loan Facility contains customary events of default including upon the occurrence of a payment default, a covenant default, a material adverse change (as defined therein) and insolvency. Upon the occurrence of an event of default, the interest on outstanding loans will be increased by 3% over the rate that would otherwise be applicable. In addition the occurrence of an event of default could result in the acceleration of our obligations under the facility as well as grant the lenders the right to exercise remedies with respect to the collateral which secures the facility.

        We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

Our indebtedness may limit cash flow available to invest in the ongoing needs of our business and our inability to meet our payment obligations may permit our lenders to proceed against the collateral granted pursuant to our Term Loan Facility.

        Our indebtedness, combined with our other financial obligations and contractual commitments, could have significant adverse consequences, including:

  •
  Requiring us to dedicate a substantial portion of our cash resources to the payment of interest on, and principal of, our debt, which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes;

  •
  Increasing our vulnerability to adverse changes in interest rates, currency exchange rates, general economic, industry and competitive conditions and adverse changes in government regulation;

  •
  Limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and

  •
  Placing us at a competitive disadvantage compared to our competitors that have less debt.

        As of December 31, 2011, we had $13.9 million of principal indebtedness, of which $8.4 million is current and due in 2012, as well as $235,000 of accrued and unpaid interest outstanding under our loan and security agreement (Term Loan Facility). We may not have sufficient capital or may be unable to arrange for additional capital to pay the amounts due under our Term Loan Facility or any other borrowings.

        Our obligations under our Term Loan Facility are secured by a lien on all of our assets, excluding intellectual property, which is subject to a negative pledge. In addition, our cash and investment accounts are subject to account control agreements with the lenders that give them the right to assume control of the account in the event of a default under the Term Loan Facility. The Term Loan Facility contains operating covenants including, among others, covenants restricting our ability to incur additional indebtedness, pay dividends or other distributions, effect a sale of any part of its business and merge with or acquire another company. The Term Loan Facility also includes customary events of default including upon the occurrence of a payment default, a covenant default, a material adverse change (as defined therein) and insolvency. Upon the occurrence of an event of default, the interest on outstanding loans will be increased by 3% over the rate that would otherwise be applicable. In addition, the occurrence of an event of default could result in the acceleration of our obligations under the Term Loan Facility as well as grant the Lenders the right to exercise remedies with respect to the collateral.

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future. We may never become profitable.

        As of December 31, 2011, we had an accumulated deficit of $103.0 million. We are a development stage biopharmaceutical company with no products approved for commercial sale and, to date, have not generated any revenues. We have funded our operations to date primarily with the proceeds of the sale of common stock, convertible preferred stock, preferred stock warrants, convertible notes and borrowings under debt facilities. We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop our product candidates and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of NP101 and our other product candidates. In addition, we are incurring additional costs of operating as a public company and, if we obtain marketing approval for NP101, will incur significant sales, marketing and outsourced manufacturing expenses. As a result, we expect to continue to incur significant and increasing losses for the foreseeable future.

        To achieve and maintain profitability, we need to generate significant revenues from future product sales. This will require us to be successful in a range of challenging activities, including:

  •
  Obtaining marketing approval for the marketing of NP101 and possibly other product candidates;

  •
  Commercializing NP101 and any other product candidates for which we obtain marketing approval; and

  •
  Achieving market acceptance of NP101 and any other product candidates for which we obtain marketing approval in the medical community and with patients and third party payors.

        We expect to resubmit an NDA for NP101 to the U.S. Food and Drug Administration (FDA) in the first half of 2012. NP101 will require marketing approval and investment in commercial capabilities, including manufacturing and sales and marketing efforts, before its product sales generate any revenues for us. Because of the numerous risks and uncertainties associated with drug development and commercialization, we are unable to predict the extent of any future losses. We may never successfully commercialize any products, generate significant future revenues or achieve and sustain profitability.

The sale of our common stock to Aspire Capital may cause substantial dilution to our existing stockholders and the sale of the shares of common stock acquired by Aspire Capital could cause the price of our common stock to decline.

        We have registered 2,901,734 shares of common stock that we may sell to Aspire Capital under the Purchase Agreement, of which 84,866 shares have been issued to Aspire Capital as a commitment fee in consideration for entering into the Purchase Agreement (the Commitment Shares), 70,721 shares were sold to Aspire Capital upon execution of the Purchase Agreement (the Initial Purchase Shares) and 2,746,147 shares that we may elect to sell to Aspire Capital under the Purchase Agreement. It is anticipated that shares registered will be sold over the term of the Purchase Agreement, which ends on August 15, 2013. The number of shares ultimately offered for sale by Aspire Capital is dependent upon the number of shares we elect to sell to Aspire Capital under the Purchase Agreement. Depending upon market liquidity at the time, sales of shares of our common stock under the Purchase Agreement may cause the trading price of our common stock to decline.

        In addition, sales by Aspire Capital of shares acquired pursuant to the Purchase Agreement under the registration statement may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by Aspire Capital or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of sales of our shares to Aspire Capital, and the Purchase Agreement may be terminated by us at any time at our discretion without any penalty or cost to us.

We have a limited operating history, which makes it difficult to evaluate our business and growth prospects.

        We were incorporated in Delaware in January 2005. Our operations to date have been limited to organizing and staffing our company, conducting product development activities for NP101 and performing preclinical development of our other product candidates. As a company, we have not yet demonstrated an ability to obtain marketing approval for or commercialize a product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products as a company.

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

Risks Related to Development and Commercialization of Our Product Candidates

We are heavily dependent on the success of NP101. If we fail to obtain marketing approval for and commercialize NP101, or experience delays in doing so, our business will be materially harmed.

        We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidate, NP101. NP101 is the only product candidate for which we have conducted clinical trials, and to date we have not marketed, distributed or sold any products. Our ability to generate revenues in the near term is substantially dependent on our ability to develop and commercialize NP101. We cannot commercialize NP101 prior to obtaining FDA approval. NP101 is susceptible to the risks of failure inherent at any stage of drug development, including the appearance of unexpected adverse events, manufacturing and testing failures, and the FDA's determination NP101 is not approvable. As a company, we have never obtained marketing approval for or commercialized a drug. It is possible that the FDA may review our data and conclude that our application is insufficient to obtain marketing approval of NP101. The FDA may require that we conduct additional clinical or preclinical trials or manufacture additional validation batches before it will consider our application. If the FDA requires additional studies or data, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the FDA may not consider sufficient any additional required trials that we perform and complete.

        Even if we believe that the data from our clinical trials support marketing approval of NP101 in the U.S., the FDA may not agree with our analysis and may not approve our NDA. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing NP101, generating revenues and achieving profitability.

Our success in obtaining regulatory approval to market NP101 in the U.S. depends on our ability to address the issues raised by the FDA in its complete response letter regarding our new drug application for NP101.

        We are seeking to obtain regulatory approval to market NP101 in the U.S. for the treatment of migraine. We submitted a NDA for NP101 to the FDA in October 2010. In August 2011 we received a CRL from the FDA regarding the NDA. A CRL is issued by the FDA when questions remain that preclude the FDA from approving the NDA in its present form. In the CRL, the FDA acknowledged that the efficacy of the migraine patch in the overall migraine population was established. The CRL primarily contained chemistry, manufacturing and safety questions. In November 2011, we had an end-of-review meeting with the FDA to discuss certain questions contained in the CRL and our approach for addressing such questions. Based on the CRL and our discussion with FDA at this meeting, we believe the primary outstanding issues are:

  •
  product containment and uniformity of dosage.  We are making minor modifications to the product packaging and providing additional data in order to characterize the uniformity of dosage.

  •
  demonstrating that NP101 can be used correctly by patients.  We will be conducting a new patient usability study with NP101's revised packaging.

  •
  development and validation of a new in vitro testing method.  We have developed a new in vitro testing method and validation is ongoing. We believe this new method meets applicable FDA criteria. The new method will be included in our resubmission and used to qualify newly manufactured product.

  •
  the potential for NP101 to cause application site adverse events that result in permanent skin effects.  In our Phase III clinical program, consisting of 796 patients applying approximately 10,000 NP101 patches, four patients (0.5%) experienced application site adverse events that resulted in a small mark on the skin. These marks occurred because NP101 was not applied correctly. To address this issue we are implementing a device enhancement that will prevent NP101 from activating in the event that it is applied incorrectly.

  •
  completion of two Phase I trials.  One trial is to verify the performance of our planned device enhancement and the other, which has been completed, was a repeat of a Phase I trial that assessed the pharmacokinetics of NP101 compared to oral Imitrex because the clinical site that performed the original trial did not retain sufficient samples. Pharmacokinetics refers to a drug's absorption, distribution and metabolism in, and excretion from, the body and measures, among other things, bioavailability of a drug, or concentration of drug in the plasma.

  •
  justification for waiver of a dermal carcinogenicity study.  In order to qualify for a waiver, we believe we must demonstrate that sumatriptan is not passively absorbed through the skin. We have clinical and preclinical data confirming that there is no passive absorption and will include these data in our resubmission.

        In addition to these primary issues, we are addressing the other questions raised by the FDA in the CRL. By providing additional data and following FDA recommendations, we believe we can address these questions to the satisfaction of the FDA in our NDA resubmission. We expect to resubmit our NDA in the first half of 2012 after completing the activities discussed above. If we do not timely complete the additional trials, tests, device enhancement, packaging modification and other activities to support the resubmission of our NDA, or if we obtain unexpected results, our NDA resubmission may be delayed, we may incur substantial additional costs and our ability to obtain additional capital may be adversely affected.

        We believe our resubmission will result in a six month review period under the Prescription Drug User Fee Act, which will be the target date for the FDA to complete its review of the NDA. If the FDA is not satisfied with the information we provide, the FDA may require the addition of labeling statements or other warnings or contraindications, require us to perform additional trials or studies or provide additional information, or redesign NP101 in order to secure approval. Any such requirement could have a material adverse effect on our business and financial condition.

The FDA may require us to address additional issues which may delay, limit or preclude approval of NP101.

        While we may continue our efforts to obtain and to follow FDA guidance in order to receive approval of NP101, the FDA may not agree that any new trial results or manufacturing information we submit will be sufficient to support NP101 approval, or may reconsider its guidance, require more trials or studies or otherwise require additional information to justify approval. Additionally, despite the FDA's acknowledgment that the efficacy of NP101 in the overall migraine population had been established, there can be no assurance that the FDA will not come to a different interpretation of our previously submitted clinical trial data, or otherwise alter its view and conclude that NP101 is not sufficiently effective, or safe, to warrant approval.

The commercial success of NP101 and any other product candidates that we develop, if approved in the future, will depend upon significant market acceptance of these products among physicians, patients and third party payors.

        As a company, we have never commercialized a product candidate for any indication. Even if any product candidate that we develop, including NP101, is approved by the appropriate regulatory authorities for marketing and sale, it may not gain acceptance among physicians, patients and third party payors. If our products for which we obtain marketing approval do not gain an adequate level of acceptance, we may not generate significant product revenues or become profitable. Market acceptance of NP101, and any other product candidates that we develop, by physicians, patients and third party payors will depend on a number of factors, some of which are beyond our control, including:

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

  •
  The limitations or warnings contained in a product's FDA approved labeling; and

  •
  Distribution and use restrictions imposed by the FDA or to which we agree as part of a mandatory risk evaluation and mitigation strategy or voluntary risk management plan.

        For example, even if the medical community accepts that NP101 is safe and effective for its approved indication, physicians and patients may not immediately be receptive to NP101 and may be slow to adopt it as an accepted treatment for acute migraine. In addition, even though we believe NP101 has significant advantages, because no head-to-head trials comparing NP101 to competing products have been conducted, it is unlikely that any labeling approved by the FDA will contain claims that NP101 is safer or more effective than competitive products or will permit us to promote NP101 as being superior to competing products. Further, the availability of numerous inexpensive generic forms of migraine therapy products may also limit acceptance of NP101 among physicians, patients and third party payors. If NP101 is approved but does not achieve an adequate level of acceptance among physicians, patients and third party payors, we may not generate meaningful revenues from NP101 and we may not become profitable.

It will be difficult for us to profitably sell any of our product candidates that the FDA approves, including NP101, if reimbursement for such product candidate is limited.

        Market acceptance and sales of NP101 or any other product candidates that we develop will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and these third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that reimbursement will be available for NP101 or any other product candidates that we develop and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, our products for which we obtain marketing approval. Numerous generic products may be available at lower prices than branded therapy products, such as NP101, if it is approved, which may also reduce the likelihood and level of reimbursement for our product candidates, including NP101. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize NP101 or any other product candidates that we develop. The active ingredient in NP101, sumatriptan, is available as a generic, as our other triptans. Because of the low cost, health insurers may require or encourage use of, and consumers may use, a generic triptan prior to trying NP101.

If we are unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates after they are approved, we may be unable to generate product revenues.

        In order to commercialize our products, we must build our marketing, sales and distribution capabilities or make arrangements with third parties to perform these services. If NP101 is approved by the FDA, we plan to build a commercial infrastructure, including a specialty sales force, to launch NP101 in the U.S. along with a partner. We may seek to further penetrate the U.S. market in the future by expanding our sales force or through collaborations with other pharmaceutical or biotechnology companies. We may also seek to commercialize NP101 outside the U.S., although we currently plan to do so only with a collaborator.

        The establishment and development of our own sales force and related compliance plans to market any products we may develop will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability. We, or our future collaborators, will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. In the event we are unable to develop a marketing and sales infrastructure, we would not be able to commercialize NP101 or any other product candidates that we develop, which would limit our ability to generate product revenues.

        Companies such as ours often expand their sales force and marketing capabilities for a product prior to it being approved by the FDA so that the drug can be commercialized upon approval. Although our plan is to hire our sales representatives and most of our other sales and marketing personnel only if NP101 is approved by the FDA, we have incurred and will continue to incur expenses prior to product launch in recruiting this sales force and developing a marketing and sales infrastructure. If the commercial launch of NP101 is delayed as a result of FDA requirements or other reasons, we would incur these expenses prior to being able to realize any revenue from product sales. Even if we are able to effectively hire a sales force and develop a marketing and sales infrastructure, our sales force and marketing teams may not be successful in commercializing NP101 or any other product candidates that we develop.

        To the extent we rely on or partner with third parties to commercialize any products for which we obtain marketing approval, we may receive less revenue than if we commercialized these products ourselves. In addition, we would have less control over the sales efforts of any other third parties involved in our commercialization efforts. In the event we are unable to partner with a third party marketing and sales organization, our ability to generate product revenues may be limited either in the U.S. or internationally.

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

        Our competitors may succeed in developing, acquiring or licensing on an exclusive basis technologies and drug products that are more effective or less costly than NP101 or any other drug candidate that we are currently developing or that we may develop, which could render our products obsolete and noncompetitive. We expect any products that we develop and commercialize to compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price, the level of generic competition and the availability of reimbursement from government and other third party payors. We also expect to face competition in our efforts to identify appropriate collaborators or partners to help commercialize our product candidates in our target commercial markets.

        The competition in the market for acute migraine medication is intense. The majority of marketed prescription products for treatment of acute migraine in the U.S. are in the triptan class in tablet, orally-disintegrating tablet, nasal spray and injectable formulations. The largest selling triptan in units is sumatriptan, with approximately 75.6 million individual units sold in the U.S. during the twelve months ended June 2011, including approximately 9.2 million units attributable to GlaxoSmithKline plc's (GSK), branded sumatriptan products, Imitrex and Treximet. There are at least six other branded triptan therapies being sold by pharmaceutical and biotechnology companies, including Maxalt from Merck & Co., Inc. (Merck), the largest selling triptan with sales of approximately $548.4 million in the U.S. during the twelve months ended June 2011.

        If approved, NP101 will face competition from inexpensive generic versions of sumatriptan and generic versions of other branded products of competitors that have lost or will lose their patent exclusivity, including the largest selling triptan, Maxalt, which is expected to lose patent exclusivity between 2012 and 2014. In addition, we expect other triptan patents to expire between 2013 and 2017. Many of these products are manufactured and marketed by large pharmaceutical companies and are well accepted by physicians, patients and third party payors. Because of the low cost, health insurers likely would require or encourage use of, a generic triptan prior to trying NP101.

        In addition to marketed migraine medications, both large and small companies have migraine product candidates in various stages of clinical development. These include Levadex from MAP Pharmaceuticals, Inc., an inhaled formulation of DHE, and an intranasal powder formulation of sumatriptan from Optinose, both for the treatment of acute migraine. Optinose initiated enrollment in a 200 patient Phase III trial in 2012 and MAP Pharmaceuticals submitted a NDA to the FDA in 2011.

Additionally, MAP has entered into a collaborative agreement with Allergan Inc., whose Botox product was approved for the treatment of chronic migraine in October 2010. Pursuant to the collaboration, the parties will co-promote Levadex following its potential FDA approval.

        As with NP101, if approved, each of NP201 and NP202 will face competition from generic and branded products. Specifically, NP201, a biodegradable, subcutaneous, injectable polymer implant combined with ropinirole, will face competition from generic immediate release and extended release versions of ropinirole and the dopamine agonist pramiprexole, as well as from two continuous delivery medications, a levadopa gel and an injectable apomorphine. NP202, a biodegradable, subcutaneous, injectable polymer implant combined with an atypical antipsychotic medication, will face competition from a variety of branded and generic versions of antipsychotic medications, in addition to several other sustained delivery depot formulations of atypical antipsychotics.

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

        We are conducting and expect to conduct additional clinical trials in the future for NP101 and our other product candidates. Subject enrollment, which is a significant factor in the timing of clinical trials, is affected by a variety of factors, including the following:

  •
  The size and nature of the subject population;

  •
  The proximity of subjects to clinical sites;

  •
  The eligibility criteria for the trial;

  •
  The design of the clinical trial;

  •
  Competing clinical trials; and

  •
  Clinicians' and subjects' perceptions as to the potential advantages of the medication being studied in relation to other available therapies, including any new medications that may be approved for the indications we are investigating.

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

If we fail to acquire, develop and commercialize product candidates other than NP101, our prospects for future growth and our ability to sustain profitability may be limited.

        A key element of our strategy is to develop and commercialize a portfolio of product candidates in addition to NP101. To do so, we plan to obtain additional product candidates or technologies primarily through acquisitions or licenses. We may not be successful in our efforts to identify and develop additional product candidates, and any product candidates we do identify may not produce commercially viable drugs that safely and effectively treat their indicated conditions. To date, our efforts have yielded two product candidates in addition to NP101, both of which are currently in preclinical development.

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

        Although we maintain general liability and product liability insurance with limits, subject to deductibles, of $2.0 million in the aggregate for general liability, $10.0 million in the aggregate for umbrella liability coverage for payments that exceed the general liability limits and $5.0 million in the aggregate for product liability, this insurance may not fully cover potential liabilities. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial. In addition, inability to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the development and commercial production and sale of our products, which could adversely affect our business, operating results and financial condition.

A variety of risks associated with our planned international business relationships could materially adversely affect our business.

        We may enter into agreements with third parties for the development and commercialization of NP101 and possibly other products in international markets. If we do so, we would be subject to additional risks related to entering into international business relationships, including:

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

Risks Related to Our Dependence on Third Parties

We use third parties to manufacture our product candidates, including NP101, and the machinery to produce the commercial supply of NP101 must be designed, built and validated. This may increase the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could result in clinical development and commercialization of our product candidates being delayed, prevented or impaired.

        We do not own or operate, and have no plans to establish, any manufacturing facilities for our product candidates. We lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale.

        We currently outsource all manufacturing of our preclinical and clinical product candidates to third parties, typically without any guarantee that there will be sufficient supplies to fulfill our requirements or that we may obtain such supplies on acceptable terms. Any delays in obtaining adequate supplies with respect to our preclinical and clinical product candidates may delay the development or commercialization of NP101 or our other product candidates.

        In addition, we do not currently have any agreements with third party manufacturers and suppliers for the commercial supply of NP101 or any of our other product candidates. If we are unable to enter into such agreements with LTS and other third party manufacturers and suppliers in a timely manner, or on acceptable terms, our ability to commercialize NP101 and our other product candidates may be delayed, prevented or impaired. Even if we enter into these agreements, the various manufacturers and suppliers will likely be single source suppliers to us for a significant period of time.

        In particular, LTS manufactures NP101 using sumatriptan and components that we purchase from third parties. Although LTS has considerable experience in the manufacture of passive transdermal drug patches, it has not manufactured active transdermal patches other than NP101. In order for LTS to produce our commercial supply of NP101, LTS must successfully complete the following:

  •
  Transfer technology and production capabilities from its German facility where our clinical supply has been produced to its manufacturing facility in New Jersey; and

  •
  Qualify and validate the newly-assembled machinery and production process.

        The machinery that LTS will use to produce the commercial supply of NP101 is customized to the particular manufacturing specifications of NP101. If LTS is unable to qualify and validate this equipment at its New Jersey facility, in each case in a timely manner, our ability to launch and commercialize NP101 will be compromised significantly. If this customized equipment malfunctions at any time during the production process, the time it may take LTS to secure replacement parts, to undertake repairs and to revalidate the equipment and process could limit our ability to meet the commercial demand for NP101.

        In addition, we are developing another customized piece of machinery to assemble a key component of NP101. Upon completion, the equipment will be installed at a designated third party manufacturer. If we are unable to get this equipment fabricated or the equipment cannot be validated at our third party manufacturer, in each case in a timely manner, our ability to launch and commercialize NP101 will be adversely affected. If this customized equipment malfunctions at any time during the production process, the time it may take to secure replacement parts, to undertake repairs and to revalidate the equipment and process could adversely affect our ability to commercially launch NP101 and meet the commercial demand for NP101.

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

        Our product candidates may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. If our existing third party manufacturers, or the third parties that we engage in the future to manufacture a product for commercial sale or for our clinical trials, should cease to continue to do so for any reason, we likely would experience delays in obtaining sufficient quantities of our product candidates for us to meet commercial demand or to advance our clinical trials while we identify and qualify replacement suppliers. If for any reason we are unable to obtain adequate supplies of our product candidates or the drug substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

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

        We currently rely on contract research organizations (CROs) for some aspects of our clinical trials, including data management, statistical analysis and electronic compilation of our NDA. We may enter into additional agreements with CROs to obtain additional resources and expertise in an attempt to accelerate our progress with regard to ongoing clinical and preclinical programs. Entering into relationships with CROs involves substantial cost and requires extensive management time and focus. In addition, typically there is a transition period when a CRO commences work. As a result, delays may occur, which may materially impact our ability to meet our desired clinical development timelines and ultimately have a material adverse impact on our operating results, financial condition or future prospects.

        As CROs are not our employees, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and preclinical programs in which they are engaged to perform. If the CROs we engage do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the data they provide is compromised due to the failure to adhere to regulatory requirements or for other reasons, then our development programs may be extended, delayed or terminated, or we may not be able to obtain marketing approval for or successfully commercialize NP101 or any other product candidates that we develop. As a result, our financial results and the commercial prospects for NP101 and any other product candidates that we develop would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Any collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.

        We may seek collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of our product candidates in the future. We may enter into such arrangements on a selective basis depending on the merits of retaining commercialization rights for ourselves as compared to entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies for each product candidate, both in the U.S. and internationally. We face competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we choose to enter into such arrangements. The terms of any collaborations or other arrangements that we may establish may not be favorable to us.

        Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations.

        Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercialization and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision making authority.

        Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration could adversely affect us financially and could harm our business reputation.

Risks Related to Regulatory Matters

If we are unable to obtain marketing approval for NP101 or our other product candidates, we will not be able to commercialize our product candidates and our business will be substantially harmed.

        Our product candidates and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. As a company, we have not received approval from the FDA or demonstrated our ability to obtain marketing approval for any drugs that we have developed or are developing. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA to establish the product candidate's safety and efficacy. Securing FDA approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA. Our other product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

        The process of obtaining marketing approvals is expensive and often takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved and the nature of the disease or condition to be treated. We are seeking approval of NP101, and expect to seek approval of our other product candidates, pursuant to Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (FDCA) in the U.S., which enables an NDA applicant to rely in part on findings of safety and efficacy of a product already approved by the FDA. We may fail to obtain marketing approval for NP101 or any other product candidates for many reasons, including the following:

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

  •
  We may not be able to demonstrate that a product candidate's clinical and other benefits outweigh its safety risks;

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

  •
  The FDA may determine that we have identified the wrong reference listed drug or drugs or that approval of our 505(b)(2) application for NP101 or any other product candidate is blocked by patent or non-patent exclusivity of the reference listed drug or drugs; and

  •
  The FDA or comparable foreign regulatory authorities may identify deficiencies in the manufacturing or testing processes or facilities of third party manufacturers with which we enter into agreements for clinical and commercial supplies.

        This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain marketing approval to market NP101 or any future product candidates, which would significantly harm our business, results of operations and prospects.

Even if we obtain marketing approval for NP101 or any of our other product candidates, we will continue to face extensive regulatory requirements and our products may face future development and regulatory difficulties.

        Even if marketing approval in the U.S. is obtained, the FDA may still impose significant restrictions on a product's indicated uses or marketing, including risk evaluation and mitigation strategies, or impose ongoing requirements, including with respect to:

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

  •
  Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veteran's Health Care Act of 1992; and

  •
  If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply.

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

Even if we obtain marketing approval for NP101 or any of our other product candidates, adverse effects discovered after approval could limit the commercial profile of any approved product.

        If we obtain marketing approval for NP101 or any other product candidate that we develop, we or others may later discover, after use in a larger number of subjects for longer periods of time than in clinical trials, that our products could have adverse effect profiles that limit their usefulness or require their withdrawal. This discovery could have a number of potentially significant negative consequences, including:

  •
  Regulatory authorities may withdraw their approval of the product;

  •
  Regulatory authorities may require the addition of labeling statements, such as black box or other warnings or contraindications;

  •
  Regulatory authorities may require us to issue specific communications to healthcare professionals, such as "Dear Doctor Letters;"

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

We will need FDA approval of a trade name for NP101 and any failure or delay associated with such approval may delay the commercialization of NP101.

        Any trade name we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office (USPTO). The FDA typically conducts a rigorous review of proposed trade names, including an evaluation of potential for confusion with other trade names and medical error. The FDA may also object to a trade name if it believes the name inappropriately implies medical claims. If the FDA objects to our proposed trade name we may be required to adopt an alternative name for our product candidate. Even after approval, the FDA may request that we adopt an alternative name for the product if adverse event reports indicate a potential for confusion with other trade names and medical error. If we are required to adopt an alternative name, the commercialization of NP101 could be delayed or interrupted, which would limit our ability to commercialize NP101 and generate revenues.

If the FDA does not approve the manufacturing facilities of our third party manufacturers for commercial production, we may not be able to commercialize NP101 or any of our other product candidates.

        The facilities of our manufacturers must be approved by the FDA before approval of NP101. The FDA may also require the approval of one or more of our key component suppliers for NP101. We do not control the manufacturing process of NP101 and are dependent on third party manufacturers for compliance with the FDA's requirements for manufacture of NP101. If our manufacturers cannot successfully manufacture material components and finished products that conform to our specifications and the FDA's strict regulatory requirements, they will not be able to secure FDA approval for their manufacturing facilities. If the FDA does not approve these facilities for the commercial manufacture of NP101, or the facilities of any of our other product candidates, we may need to find alternative manufacturing facilities, which would result in significant delays of up to several years in obtaining FDA approval for NP101, or any of our other product candidates. We would incur substantial additional costs as a result of any such delays, including with respect to finding alternative manufacturing facilities.

Even if our product candidates receive marketing approval in the U.S., we may never receive marketing approval or commercialize our products outside the U.S.

        In order to market NP101 or any other product candidate outside the U.S., we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. The marketing approval process in other countries may include all of the risks associated with obtaining FDA approval in the U.S., as well as other risks. For example, legislation analogous to Section 505(b)(2) of the FDCA in the U.S., which relates to the ability of an NDA applicant to use published data not developed by such applicant, does not exist in other countries. In territories where data is not freely available, we may not have the ability to commercialize our products without negotiating rights from third parties to refer to their clinical data in our regulatory applications, which could require the expenditure of significant additional funds. Further, we may be unable to obtain rights to the necessary clinical data and may be required to develop our own proprietary safety and effectiveness dossiers. In addition, in many countries outside the U.S., it is required that a product receives pricing and reimbursement approval before the product can be commercialized. This can result in substantial delays in such countries.

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

  •
  The federal transparency requirements under the Health Care Reform Law requires manufacturers of drugs, devices, biologics, and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests; and

  •
  Analogous state laws and regulations, such as state anti-kickback and false claims laws and transparency laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and drug pricing.

        Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations could be costly. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities conducted by our sales team in the sale of NP101, are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

        In the U.S., the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (Medicare Modernization Act) changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the Medicare Modernization Act may result in a similar reduction in payments from private payors.

        More recently, in March 2010, President Obama signed into law the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Health Care Reform Law revises the definition of "average manufacturer price" for reporting purposes, which could increase the amount of Medicaid drug rebates to states once the provision is effective. Further, beginning in 2011, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners. We will not know the full effects of the Health Care Reform Law until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the effect of the Health Care Reform Law, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

        Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the United States Congress of the FDA's approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

        The issued patents that we own and license or that may be issued to or licensed by us in the future may not provide us with any competitive advantage. Our patents may be challenged by third parties in patent litigation, or in patent reexamination or opposition proceedings, which are becoming widespread in the pharmaceutical industry. In particular, it is not uncommon for potential competitors to challenge the validity of patents protecting new pharmaceutical products shortly after the products receive FDA approval. Alternatively, it is possible that third parties with products that are very similar to ours will circumvent our issued patents by purposely developing products or processes that avoid our patent claims. Our patent protection may be limited because of any of the following:

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

  •
  If challenged, a court could determine that our patents are not valid or enforceable;

  •
  A court could determine that a competitor's technology or product does not infringe our patents; and

  •
  Our patents and patent applications could irretrievably lapse due to failure to pay fees or otherwise comply with regulations, or could be subject to compulsory licensing.

        We own one issued U.S. patent and one allowed U.S. patent. Our issued U.S. patent is generally directed to methods of treating migraine using an iontophoretic patch containing a triptan. Our allowed U.S. patent is generally directed to methods of treating migraine by administering sumatriptan using an iontophoretic patch to achieve consistent plasma levels with low patient to patient variability. We have also licensed one issued U.S. patent that relates to an iontophoresis drug delivery system. We and our licensors have filed and are actively pursuing applications for patents in the U.S. and in foreign jurisdictions. However, pending patent applications may not result in the issuance of patents or the scope of patent protection that we have requested, and we may not develop additional proprietary products which are patentable. Further, if we encounter delays in our development or clinical trials, the period of time during which we could market our products under patent protection would be reduced.

        Because the composition of matter patent covering the active pharmaceutical ingredient of NP101 has expired, competitors will be able to offer and sell products with the same active pharmaceutical ingredient as NP101 so long as these competitors do not infringe any other patents that may be issued to or licensed by us, including any product, formulation and method of use patents, or violate any marketing exclusivity period that may be granted. Similarly, the composition of matter patents covering the active ingredients of our NP201 and NP202 product candidates have expired, and competitors will be able to offer and sell products with the same active pharmaceutical ingredients as these product candidates products so long as these competitors do not infringe any other patents that we hold or may obtain in the future, including any product, formulation and method of use patents, or violate any marketing exclusivity period that may be granted.

        Patents covering new products or formulations incorporating a generic active pharmaceutical ingredient cannot prevent competitors from commercializing the original products and formulations. In addition, method-of-use patents, in particular, are more difficult to enforce than composition of matter patents because of the risk of off label sale or use of the subject compounds. Physicians are permitted to prescribe an approved product for uses that are not described in the product's labeling. Although off label prescriptions may infringe our method of use patents, if issued, the practice is common across medical specialties and such infringement is difficult to prevent or prosecute. Off label sales would limit our ability to generate revenue from the sale of our product candidates, if approved for commercial sale. In addition, if a third party were able to design around any issued product, method, formulation or other patent and create a different product not covered by our patents, if issued, we would likely be unable to prevent that third party from manufacturing and marketing its product.

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

        For example, we are party to a license agreement with the University of Pennsylvania (Penn), pursuant to which we license from Penn patent applications and other intellectual property related to the LAD technology to develop and commercialize licensed products, including NP201 and NP202, and a license agreement with Evonik Industries AG, Inc. (as successor to SurModics Pharmaceuticals), pursuant to which we license from Evonik Industries intellectual property to make, have made, use, sell, import and export NP201. We are obligated to pay milestone and royalty payments under each agreement in addition to other obligations. The triggering of milestone payments to Penn or Evonik Industries depends on factors relating to the clinical and regulatory development and commercialization of NP201 and NP202, many of which are beyond our control. We may become obligated to make a milestone payment when we do not have the cash on hand to make such payment, which could require us to delay our clinical trials, curtail our operations, scale back our commercialization and marketing efforts or seek additional capital to meet these obligations on terms unfavorable to us.

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

Our ability to pursue the development and commercialization of NP101 is significantly dependent upon obtaining a license of LTS's intellectual property.

        Our development and license agreement with LTS provides that if we enter into a commercial manufacturing agreement with LTS, LTS will have the exclusive right to manufacture NP101 and LTS will grant us an exclusive, worldwide, royalty-free license under LTS's intellectual property to use, import, sell, market and distribute NP101. We may not enter into a commercial manufacturing agreement with LTS on commercially reasonable terms, if at all. If we do not enter into a commercial manufacturing agreement with LTS, we may not have access to LTS's proprietary technology and know-how to manufacturer NP101. In this situation, we would need to develop equivalent or alternative intellectual property, which will significantly delay our commercialization of NP101 and entail significant additional cost.

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

        In addition to patents, we rely on trade secrets and proprietary know-how to protect our intellectual property. We generally require our employees, consultants, outside scientific collaborators and sponsored researchers and other advisors to enter into confidentiality agreements. These agreements typically provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of our employees, the agreements also typically provide that all inventions resulting from work performed for us, utilizing our property or relating to our business and conceived or completed during employment are our exclusive property to the extent permitted by law. Where appropriate, agreements we obtain with our consultants also typically contain similar assignment of invention provisions.

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

        We are highly dependent on Jane Hollingsworth, our chief executive officer, and Terri Sebree, our president. Despite our efforts to retain valuable employees, members of our management, scientific and medical teams may terminate their employment with us on short notice. We have formal employment agreements with all of our executive officers. All employees, including our executive officers, are employed at-will, which means that any of these employees could leave our employment at any time. We maintain "key person" insurance for each of Ms. Hollingsworth and Ms. Sebree. The total death benefit under each policy is $2.0 million and we are the only named beneficiary and owner of the policies. The policies have an initial term of ten years and are subject to renewal annually thereafter. We do not maintain "key person" insurance for any of our other employees. The loss of the services of any of our executive officers or other key employees could potentially harm our business, operating results or financial condition.

We will need to grow our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

        As of December 31, 2011, we employed 37 full-time employees. We expect to expand our employee base in the future for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the anticipated commercialization of NP101 or development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize NP101 and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Risks Related to Ownership of Our Common Stock

The market price of our common stock has been, and may continue to be, highly volatile.

        The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including the following:

  •
  Any adverse development or perceived adverse development with respect to our ability to successfully complete the additional trials, tests, device enhancement, packaging modification and other activities to support the resubmission of our NDA for NP101 and our ability to obtain a waiver of a dermal carcinogenicity study or the FDA's review of our NDA for NP101, including the FDA's refusal to accept the NDA for substantive review or a request for additional information;

  •
  Our ability to raise additional capital to fund our operations and capital requirements;

  •
  The commercial success of NP101, if approved by the FDA;

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

  •
  Changes in the market valuations of similar companies; and

  •
  The other factors described in this "Risk Factors" section.

        In addition, the stock market in general, and the market for small pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management's attention and resources, which could materially and adversely affect our business and financial condition.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

        To our knowledge, as of December 31, 2011, our executive officers, directors and 5% stockholders and their affiliates owned approximately 75% of our outstanding voting stock, including shares subject to outstanding options and warrants that were exercisable within 60 days after December 31, 2011. As a result, these stockholders will have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire.

Future sales of shares of our common stock, including shares issued upon the exercise of currently outstanding options and warrants could negatively affect our stock price.

        A substantial portion of our outstanding common stock can be traded without restriction at any time. Some of these shares are currently restricted as a result of securities laws, but may be able to be sold, subject to any applicable volume limitations under federal securities laws with respect to affiliate sales. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell such shares, could reduce the market price of our common stock. In addition, we have 1,784,285 shares that are subject to outstanding options, and 200,268 shares that are subject to outstanding warrants. The exercise of these options and warrants and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

        Provisions in our restated certificate of incorporation and our bylaws, as well as provisions of the Delaware General Corporation Law (the DGCL) could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

  •
  the ability of our Board of Directors to authorize the issuance of "blank check" preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

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

        These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing our officers. In addition, we are subject to Section 203 of the DGCL, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder, unless such transactions are approved by our board of directors. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders.

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

ITEM 2.    PROPERTIES

        Our corporate headquarters is located in Conshohocken, Pennsylvania, where we occupy approximately 11,075 square feet of office space and 240 square feet of storage space pursuant to a lease that ends on March 31, 2013. We believe this facility is adequate and suitable for our current needs, however, we expect to obtain additional space in connection with the commercial launch of NP101.

ITEM 3.    LEGAL PROCEEDINGS

        We are not a party to any pending legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock has been listed on The NASDAQ Global Market under the symbol "PATH" since August 6, 2010. Prior to that time, there was no public trading market for our common stock. The following table sets forth the high and low closing sales prices per share for our common stock for the periods indicated, as reported by The NASDAQ Global Market:

Year Ended December 31, 2011:	High	Low
First Quarter	$9.09	$7.21
Second Quarter	$8.60	$6.65
Third Quarter	$7.57	$2.02
Fourth Quarter	$3.12	$1.60

Year Ended December 31, 2010:	High	Low
Third Quarter (beginning August 6, 2010)	$9.61	$7.21
Fourth Quarter	$9.47	$5.14

Comparative Stock Performance Graph

        The following stock performance graph shows a comparison from August 6, 2010 (the date our common stock commenced trading on The NASDAQ Global Market) through December 31, 2011 of the cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on August 6, 2010, in each of our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index, and that all dividends were reinvested. The comparisons in the graph are required by the SEC and are not intended to suggest possible future performance.

COMPARISON OF 17 MONTH CUMULATIVE TOTAL RETURN*
Among NuPathe Inc., the NASDAQ Composite Index, and the NASDAQ Biotechnology Index

*
$100 invested on 8/6/10 in stock or 7/31/10 in index, including reinvestment of dividends
Fiscal year ending December 31.

Company/Index	8/6/10	9/30/10	12/31/10	3/31/11	6/30/11	9/30/11	12/31/11
NuPathe Inc.	$100.00	$75.03	$94.28	$81.27	$76.27	$21.02	$19.15
NASDAQ Composite	$100.00	$105.29	$117.97	$123.91	$123.64	$107.44	$116.24
NASDAQ Biotechnology	$100.00	$106.04	$111.91	$117.01	$124.06	$106.24	$116.29

        The above graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of NuPathe Inc. under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language contained in such filing.

Holders of Record

        As of February 29, 2012, there were approximately 28 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

        We have never paid or declared any cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay cash dividends in the foreseeable future.

Use of Proceeds from Registered Securities

        On August 11, 2010, we completed the sale of 5,000,000 shares of our common stock in our IPO at a price of $10.00 per share pursuant to a Registration Statement on Form S-1 (File No. 333-166825), which was declared effective by the SEC on August 5, 2010 (the Effective Date). After deducting underwriting discounts and commissions and other expenses of the offering, we received net offering proceeds of $43.0 million. From the Effective Date through December 31, 2011, we have used $38.2 million of the net proceeds from the IPO as follows:

  •
  approximately $18.5 million for further clinical development, manufacturing development, and preparation and submission of an NDA for NP101;

  •
  approximately $1.9 million for further preclinical development of NP201 and NP202; and

  •
  approximately $10.6 million for salaries and related personnel expenses and approximately $7.2 million for other working capital and other general corporate purposes.

        The foregoing amounts represent the Company's reasonable estimate of the amount of net offering proceeds applied to such activities instead of the actual amount of net offering proceeds used. The remainder of the net proceeds has been invested into money market accounts. None of the net proceeds, were directly or indirectly paid to any of our directors, officers or their associates, any person(s) owning 10% or more of any class of our equity securities, or any of our affiliates, other than payments in the ordinary course of business to officers for salaries and related personnel expenses and to non-employee directors as compensation for board or board committee service.

        There has been no material change in our planned use of proceeds from the IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on August 6, 2010.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with, and is qualified by reference to, our audited financial statements and related notes thereto and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The statement of operations data and statement of cash flows data for the years ended December 31, 2011, 2010 and 2009 and the balance sheet data as of December 31, 2011 and 2010 have been derived from our audited financial statements and related notes, which are included elsewhere in this Form 10-K. The statement of operations data and statement of cash flows data for the years ended December 31, 2008 and 2007 and the balance sheet data as of December 31, 2009, 2008 and 2007 have been derived from audited financial statements which do not appear in this Form 10-K. Our historical results and financial condition are not necessarily indicative of the results or financial condition that may be expected in the future.

	Years Ended December 31,
Statement of operations data:	2011	2010	2009	2008	2007
	(in thousands, except share and per share data)
Revenue	$—	$650	$—	$—	$—

Operating expenses:
Research and development	12,407	17,064	11,310	8,815	7,761
Acquired in-process research and development	—	—	—	5,500	—
Selling, general and administrative	9,416	4,772	3,142	3,075	1,884

	21,823	21,836	14,452	17,390	9,645

Loss from operations	(21,823)	(21,186)	(14,452)	(17,390)	(9,645)
Interest income(expense), net	(1,411)	(3,671)	(1,290)	(121)	(30)

Loss before tax benefit	(23,234)	(24,857)	(15,742)	(17,511)	(9,675)
Income tax benefit	47	500	151	—	—

Net loss	(23,187)	(24,357)	(15,591)	(17,511)	(9,675)
Accretion of redeemable convertible preferred stock	(—)	(2,533)	(3,617)	(2,330)	(1,126)

Net loss applicable to common stockholders	$(23,187)	$(26,890)	$(19,208)	$(19,841)	$(10,801)

Basic and diluted net loss per common share	$(1.58)	$(4.39)	$(50.31)	$(51.98)	$(29.38)

Weighted average basic and diluted common shares outstanding	14,630,125	6,126,123	381,789	381,681	367,691

	As of December 31,
Balance sheet data:	2011	2010	2009	2008	2007
			(in thousands)
Cash and cash equivalents	$23,059	$38,918	$3,927	$8,368	$3,830
Working capital	10,995	34,142	1,527	6,285	1,304
Total assets	30,849	43,753	5,009	9,776	4,462
Long-term debt	5,481	3,704	—	782	1,628
Redeemable convertible preferred stock	—	—	55,538	41,809	16,270
Total stockholders' equity (deficit)	12,971	34,265	(54,474)	(36,141)	(16,458)

	Years Ended December 31,
Statement of cash flows data:	2011	2010	2009	2008	2007
	(in thousands, except share and per share data)
Net cash used in operating activities	$(20,917)	$(18,404)	$(13,567)	$(12,274)	$(8,629)
Net cash used in investing activities	(3,546)	(3,485)	(29)	(5,627)	(36)
Net cash provided by financing activities	8,604	56,880	9,155	22,439	7,284

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read together with our audited financial statements and related notes appearing elsewhere in this Form 10-K.

Overview

        We are a biopharmaceutical company focused on the development and commercialization of branded therapeutics for diseases of the central nervous system, including neurological and psychiatric disorders. Our most advanced product candidate, NP101 (also referred to as Zelrix and our migraine patch), is an active, single-use transdermal sumatriptan patch that we are developing for the treatment of migraine. NP101 uses our proprietary SmartRelief technology. If approved, NP101 will be the first transdermal patch indicated for the treatment of migraine. Following approval, we plan to build our own specialty sales force to launch NP101 in the U.S. along with a partner and intend to seek a partner to market NP101 outside the U.S. We have two other proprietary product candidates in preclinical development that address large market opportunities, NP201 for the continuous symptomatic treatment of Parkinson's disease, and NP202 for the long-term treatment of schizophrenia and bipolar disorder. We are seeking a co-development partner for NP201 and we plan to submit an Investigational New Drug Application (IND) for NP202 in 2013.

        We were incorporated in the State of Delaware in January 2005 and are a development stage company. Since our inception, we have invested a significant portion of our efforts and financial resources in the development of NP101. NP101 is the only product candidate for which we have conducted clinical trials, and to date we have not marketed, distributed or sold any products. As a result, we have generated no product revenue and have never been profitable. Our net loss for the years ended December 31, 2011, 2010 and 2009 was $23.2 million, $24.4 million and $15.6 million, respectively. As of December 31, 2011, we had an accumulated deficit of $103.0 million.

        We have funded our operations to date primarily with the proceeds of the sale of common stock, convertible preferred stock, warrants, convertible notes and borrowings under credit facilities. From inception through December 31, 2011, we have received net proceeds of $101.6 million from the sale of common stock, convertible preferred stock, warrants and convertible notes. Since inception, we have also received $17.5 million of proceeds from term loans.

        We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop our product candidates, seek marketing approval and eventually commercialize NP101 and our other product candidates. If we obtain marketing approval for NP101, we will incur significant sales, marketing, manufacturing and distribution expenses. Our future capital needs will depend on many factors, including:

  •
  our ability to successfully complete the additional trials, tests, device enhancement, packaging modification and other activities to support the resubmission of our New Drug Application (NDA) for NP101 and our ability to obtain a waiver of a dermal carcinogenicity study;

  •
  the timing and outcome of the U.S. Food and Drug Administration's (FDA) review of our NDA resubmission for NP101, including the extent to which the FDA may request or require us to provide additional information or undertake additional trials or studies;

  •
  the cost, scope and timing of activities undertaken to prepare for commercialization of NP101;

  •
  the scope, progress, results and costs of development for our other product candidates;

  •
  the extent to which we acquire or invest in new products, businesses and technologies; and

  •
  the extent to which we choose to establish collaboration, co-promotion, distribution or other similar agreements for NP101 and our other product candidates.

        We believe that our existing cash and cash equivalents will be sufficient to fund our operations, debt service and interest obligations into the third quarter of 2012. We will require additional capital to fund our operations and capital requirements beyond that point. There is no assurance that such capital will be available when needed or on acceptable terms. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the year ended December 31, 2011 related to our ability to continue as a going concern.

        We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

Regulatory Status

        We submitted a NDA for NP101 to the FDA in October 2010. In August 2011 we received a complete response letter (CRL) from the FDA. A CRL is issued by the FDA when the questions remain that preclude the FDA from approving the NDA in its present form. In the CRL, the FDA acknowledged that the efficacy of NP101 in the overall migraine population was established. The CRL primarily contained chemistry, manufacturing and safety questions. In November 2011, we had an end-of-review meeting with the FDA to discuss certain questions contained in the CRL and our approach for addressing such questions. Based on the CRL and our discussion with FDA at this meeting, we believe the primary outstanding issues are:

  •
  product containment and uniformity of dosage.  We are making minor modifications to the product packaging and providing additional data in order to characterize the uniformity of dosage.

  •
  demonstrating that NP101 can be used correctly by patients.  We will be conducting a new patient usability study with NP101's revised packaging.

  •
  development and validation of a new in vitro testing method.  We have developed a new in vitro testing method and validation is ongoing. We believe this new method meets applicable FDA criteria. The new method will be included in our resubmission and used to qualify newly manufactured product.

  •
  the potential for NP101 to cause application site adverse events that result in permanent skin effects.  In our Phase III clinical program, consisting of 796 patients applying approximately 10,000 NP101 patches, four patients (0.5%) experienced application site adverse events that resulted in a small mark on the skin. These marks occurred because NP101 was not applied correctly. To address this issue we are implementing a device enhancement that will prevent NP101 from activating in the event that it is applied incorrectly.

  •
  completion of two Phase I trials.  One trial is to verify the performance of our planned device enhancement and the other, which has been completed, was a repeat of a Phase I trial that assessed the pharmacokinetics of NP101 compared to oral Imitrex because the clinical site that performed the original trial did not retain sufficient samples. Pharmacokinetics refers to a drug's absorption, distribution and metabolism in, and excretion from, the body and measures, among other things, bioavailability of a drug, or concentration of drug in the plasma.

  •
  justification for waiver of a dermal carcinogenicity study.  In order to qualify for a waiver, we believe we must demonstrate that sumatriptan is not passively absorbed through the skin. We have clinical and preclinical data confirming that there is no passive absorption and will include these data in our resubmission.

        In addition to these primary issues, we are addressing the other questions raised by the FDA in the CRL. By providing additional data and following FDA recommendations, we believe we can address these questions to the satisfaction of the FDA in our NDA resubmission. We expect to resubmit our NDA in the first half of 2012 after completing the activities discussed above. We believe our resubmission will result in a six month review period under the Prescription Drug User Fee Act, which will be the target date for the FDA to complete its review of the NDA.

Liquidity and Capital Resources

        Our principal sources of liquidity are cash and cash equivalents of $23.1 million as of December 31, 2011, of which $3.0 million is required to be maintained under the terms of our loan and security agreement (Term Loan Facility). As of December 31, 2011, we had working capital of $11.0 million. During 2011, we used $20.9 million of cash for operating activities and $3.5 million for investing activities, which were partially funded from $8.6 million of net cash provided by financing activities (primarily the $10.0 million of gross proceeds from the issuance of additional debt).

        We believe that our existing cash and cash equivalents will be sufficient to fund our operations, debt service and interest obligations into the third quarter of 2012. However, changing circumstances may cause us to consume capital faster than we currently anticipate, and we may need to spend more money than currently expected because of such circumstances. We will require additional capital to fund our operations and capital requirements beyond the third quarter of 2012.

        To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings, corporate collaboration and licensing agreements, and other funding opportunities. There can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. Furthermore, the covenants and the pledge of our assets as collateral under the Term Loan Facility limit our ability to obtain additional debt financing. If we are unable to successfully complete the additional trials, tests, device enhancement, packaging modification and other activities to support the resubmission of our NDA in a timely manner, our ability to obtain additional capital may be adversely affected. Until such time as we are able to secure the necessary funding, we plan to continue conserving our capital resources, predominantly by limiting investments to those activities related to the approval of NP101.

        If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, will result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us.

        If we are unable to raise the necessary capital, we will need to curtail operations significantly and modify our business strategy which may require us to delay, modify or abandon our operations and plans related to NP101 and our other product candidates, pursue a plan to sell our assets or seek bankruptcy protection. Bankruptcy may result in the termination of agreements pursuant to which we license certain intellectual property rights. Additionally, failure to obtain additional capital may result in an event of default under our Term Loan Facility. Our Term Loan Facility contains customary events of default including upon the occurrence of a payment default, a covenant default, a material adverse change (as defined therein) and insolvency. Upon the occurrence of an event of default, the interest on outstanding loans will be increased by 3% over the rate that would otherwise be applicable. In addition the occurrence of an event of default could result in the acceleration of our obligations under the facility as well as grant the lenders the right to exercise remedies with respect to the collateral which secures the facility.

Aspire Capital Purchase Agreement

        In August 2011, we entered into a common stock purchase agreement (Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital), which provides that Aspire Capital is committed to purchase up to an aggregate of $30.0 million of our common stock over the term of the Purchase Agreement. Upon execution of the Purchase Agreement, we issued 84,866 shares of common stock to Aspire Capital as a commitment fee in consideration for entering into the Purchase Agreement (the Commitment Shares and we sold 70,721 shares of common stock to Aspire Capital at a per share purchase price of $7.07 resulting in gross proceeds to us of $500,000 (the Initial Purchase Shares).

        We have registered under the Securities Act of 1933 Aspire Capital's sale of the Commitment Shares, the Initial Purchase Shares, and 2,746,147 additional shares that we may elect to sell to Aspire Capital under the Purchase Agreement. The conditions to the commencement of sales under the Purchase Agreement were satisfied on August 15, 2011. As a result, on any trading day on which the closing sale price of common stock is not less than $4.00 per share, we may direct Aspire Capital to purchase shares of Company common stock at a known per share purchase price based on prevailing market prices, using a formula as set forth in the Purchase Agreement (a Regular Purchase). The maximum number of shares that we may direct Aspire to purchase on any trading day pursuant to a Regular Purchase is 100,000 shares or such lesser number of shares that results in an aggregate purchase price of not greater than $500,000.

        In addition, on any trading day on which we direct Aspire Capital to make a Regular Purchase for the maximum number of shares set forth above, we may also direct Aspire Capital to purchase a number of shares of common stock equal to up to 30% of the aggregate shares of our common stock traded on the NASDAQ Global Market on the next trading day (a VWAP Purchase), subject to a maximum number of shares as we may determine and a minimum trading price, which is equal to the greater of (a) 90% of the closing price of our common stock on the business day immediately preceding the VWAP Purchase Date or (b) such higher price as we may set in the VWAP Purchase Notice. The per share purchase price of common stock sold to Aspire Capital pursuant to a VWAP Purchase is equal to 95% of the volume weighted average price for such purchase date.

        There are no trading volume requirements or restrictions under the Purchase Agreement, and we will control the timing and amount of any stock sales to Aspire Capital. Aspire Capital has no right to require any sales by us, but is obligated to make purchases from us as we direct in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. The Purchase Agreement may be terminated by us at any time, at our discretion, without any penalty or cost to us.

        Other than the Commitment Shares and Initial Purchase Shares as referenced above, we have not made any sales to Aspire Capital during the year ended December 31, 2011. The extent to which we may utilize the Purchase Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources.

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

        We expense all research and development costs as incurred. Preclinical development expenses and clinical trial expenses for our product candidates are a significant component of our current research and development expenses. Product candidates in later stage clinical development, such as NP101, generally have higher research and development expenses than those in earlier stages of development, primarily due to the increased size and duration of the clinical trials. We track and record information regarding external research and development expenses for each study or trial that we conduct. From time to time, we use third party contract research organizations, laboratories and independent contractors in preclinical studies. We recognize the expenses associated with third parties performing these services for us in our preclinical studies based on the percentage of each study completed at the end of each reporting period. We coordinate clinical trials through a number of contracted investigational sites and recognize the associated expense based on a number of factors, including actual and estimated subject enrollment and visits, direct pass-through costs and other clinical site fees.

        From our inception in January 2005 through December 31, 2011, we incurred research and development expenses of $66.8 million, of which $47.2 million was for the development of NP101 (inclusive of $5.5 million of acquired in-process research and development expense in connection with the patent application utilized by NP101), $3.4 million was for the development of NP201 and $0.7 million was for to the development of NP202. The remaining research and development expenses are for amounts incurred that we do not allocate to specific programs, such as personnel related expenses, including salaries and benefits, as well as general fixed costs for our facility and related expenses.

        We will continue to incur research and development expenses in 2012 related to the development of NP101 and, following the receipt of additional capital, expect to incur research and development expenses in 2012 for the development of NP202. These expenditures are subject to numerous uncertainties regarding timing and cost to completion.

        We currently anticipate submitting an IND for NP202 in 2013. Due to the early stage of development, we are not currently able to determine the duration and completion costs of our NP202 development projects. We are seeking to partner for the continued development of NP201.

  Selling, General and Administrative Expenses

        Our selling, general and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our executive, finance, accounting, legal, marketing, market research and human resource functions. Our selling, general and administrative expenses also include facility and related costs not included in research and development expenses, professional fees for legal, including patent-related expenses, expenses related to market research and commercialization preparation activities, consulting, tax and accounting services, insurance, depreciation and general corporate expenses.

  Interest Income and Interest Expense

        Our interest income consists of interest earned on our cash and cash equivalents. Our interest expense consists primarily of cash and non-cash interest costs related to our outstanding debt. Additionally, in connection with some of our debt financings, we issued warrants, the fair value of which we recorded as deferred financing costs. We amortize these deferred financing costs over the lives of the loans as interest expense in our statement of operations. Prior to our initial public offering (IPO), on a quarterly basis these warrants were marked-to-market, in accordance with accounting principles generally accepted in the U.S (GAAP), and any change in fair value was recorded as interest expense in our statement of operations. Upon the completion of our IPO, these warrants were reclassified into stockholders' equity as they were converted into warrants to purchase common stock and are no longer required to be marked-to-market at each balance sheet date.

  Net Operating Losses and Tax Loss Carryforwards

        Our net loss was $23.2 million for the year ended December 31, 2011 and $24.4 million for the year ended December 31, 2010. We have incurred cumulative net losses of $96.6 million from inception through December 31, 2011. As of December 31, 2011, we had approximately $88.0 million of federal net operating loss carryforwards and state research and development credits available to offset future taxable income. These federal and state net operating loss carryforwards will begin to expire in 2025. Due to the uncertainty of our ability to realize the benefit of any net operating loss carryforwards and credits, the deferred tax asset related to these carryforwards has been fully offset by a valuation allowance at December 31, 2011.

        Our IPO, together with private placements and other equity financing transactions that have occurred since our inception, may trigger, or may have already triggered, an "ownership change" pursuant to Section 382 of the Internal Revenue Code. If an ownership change is triggered, it will limit our ability to use some of our net operating loss carryforwards. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future, which could further limit our ability to use net operating loss carryforwards. As a result, if we generate taxable income, our ability to use some of our net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations.

Critical Accounting Policies and Use of Estimates

        This "Management's Discussion and Analysis of Our Financial Condition and Results of Operations" discusses our financial statements, which have been prepared in accordance with GAAP and are included in this Form 10-K. The preparation of these financial statements in accordance with GAAP requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to clinical trial expenses and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

  Research and Development Expenses

        Although we manage the conduct of our own clinical trials, we rely on third parties to conduct our preclinical and clinical studies and to provide services, including data management, statistical analysis and electronic compilation for our clinical trials, as well as for the manufacture of our clinical trial supplies. At the end of each reporting period, we compare the payments made to each service provider to the estimated progress towards completion of the related project. Factors that we consider in preparing these estimates include the number of subjects enrolled in studies, milestones achieved and other criteria related to the efforts of our vendors. These estimates are subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, we record net prepaid or accrued expenses related to these costs. We calculate expenses incurred for the manufacture of our clinical supplies using our estimate of costs and capitalize these expenses on our balance sheet to the extent we hold clinical supply materials on hand to be distributed for use in our clinical trials. We expense these costs as the supplies are consumed in the trials.

  Stock-Based Compensation

        We use the Black-Scholes option-pricing model to value our stock option awards. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected life of stock options, stock price volatility and the risk-free interest rate. The risk-free interest rate is based on U.S. Treasury instruments with a remaining term equal to the expected term of the option. As a newly public company, we do not have sufficient history to estimate the expected life of our options or the volatility of our common stock price. We use comparable public companies as a basis for our expected volatility to calculate the fair value of our option grants. We intend to continue to consistently apply this process using comparable companies until a sufficient amount of historical information regarding the volatility of our own share price becomes available. We use the "simplified method," as allowed under the Securities and Exchange Commission's (SEC) accounting guidance, to determine the expected life, which is the midpoint between an option's vesting date and contractual term. The assumptions used in calculating the fair value of stock options represent our best estimate and involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use different assumptions, stock-based compensation could be materially different in the future. Prior to our IPO, the fair value of our common stock underlying grants of common stock options and restricted stock was determined by our board of directors or compensation committee.

Impact of Recent Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). The issuance of ASU 2011-05 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-05 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. GAAP and IFRS by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requiring that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for interim periods and years beginning after December 15, 2011. The Company does not believe the adoption of ASU 2011-05 will have a material impact on the Company's financial statements.

        In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The Company does not believe the adoption of ASU 2011-12 will have a material impact on the Company's financial statements.

Results of Operations

Comparison of Years Ended December 31, 2011 and 2010

Revenue

        During the year ended December 31, 2010, the Company was awarded $650,000 of Qualifying Therapeutic Discovery Project (QTDP) grants under section 48D of the U.S. Internal Revenue Code in connection with costs incurred during 2009 and 2010 for the Company's NP101, NP201 and NP202 development programs. Under the award guidelines, QTDP's had to show a reasonable potential to result in new therapies to treat areas of unmet medical need or prevent, detect or treat chronic or acute diseases and conditions, reduce the long-term growth of health care costs in the United States, or significantly advance the goal of curing cancer within 30 years. The Company had no revenues during the year ended December 31, 2011.

Research and Development Expenses

        Research and development expenses for the years ended December 31, 2011 and 2010 were comprised of the following:

	Year Ended December 31,		Increase (Decrease)
	2011	2010	$	%
	(In thousands)
Clinical development	$2,535	$5,813	$(3,278)	(56)%
Manufacturing	5,929	4,965	964	19
Regulatory and quality assurance	(1,266)	2,571	(3,837)	(149)
Medical affairs	653	—	653	n/a
Compensation and related	3,753	3,019	734	24
Facilities and related	803	696	107	15

	$12,407	$17,064	$(4,657)	(27)

        Research and development expenses decreased by $4.7 million, or 27%, to $12.4 million in 2011 from $17.1 million in 2010. A significant reason for the 2011 decrease was a $1.5 million reduction related to a waiver of the NDA filing fee that we had paid to the FDA in the fourth quarter of 2010. At the time of payment, we expensed the full $1.5 million for the filing fee. In March 2011, we received notice from the FDA that we qualified for a one-time waiver and we would be receiving a refund of the $1.5 million filing fee, which we received in June 2011. As a result, in March 2011, we reversed the previously expensed amount of $1.5 million which is classified as regulatory expense in the table above.

Exclusive of this one-time expense and subsequent reversal, research and development expenses would have been $13.9 million and $15.6 million for the years ended December 31, 2011 and 2010, respectively, a decrease of $1.7 million in 2011. Clinical development expenses were $3.3 million lower during 2011 as a result of a significant spending during 2010 for a 12-month, repeat use trial for NP101 initiated in the third quarter of 2009 as well as two pharmacokinetic trials and a tolerability trial initiated in early 2010, most of which had concluded by the beginning of 2011.

        These higher clinical development expenses in 2010 were partially offset by the initiation, during the second half of 2011, of a Phase I bioequivalence trial for NP101 in response to the FDA's CRL. Exclusive of the NDA filing fee and subsequent refund discussed above, regulatory expenses would have been $234,000 and $1.1 million during 2011 and 2010, respectively, a decrease of $0.8 million in 2011. This decrease was due primarily to the fact that 2010 included extensive consulting costs related to the filing of an electronic NDA for NP101 in 2011. Manufacturing expense increased to $5.9 million during 2011 from $5.0 million during 2010. This increase was due primarily to manufacturing scale up expenses for NP101 as well as expenses incurred in the fourth quarter of 2011 in order to address some of the chemistry and manufacturing questions included within the FDA's CRL. Partially offsetting the higher NP101 manufacturing expenses in 2011 was a reduction of $0.5 million related to the manufacturing development of NP201. The NP201 manufacturing development expenses were curtailed in 2011 as we focused our resources on the continued development of NP101. The $0.7 million of 2011 expense for medical affairs resulted from the expansion of our medical affairs function during 2011, which was not initiated until very late in 2010. The $0.7 million increase during 2011 for compensation and related expenses was driven by incremental research and development headcount, annual salary increases for research and development personnel, and increased non-cash stock compensation expense.

        Research and development expenses by program for the years ended December 31, 2011 and 2010 are presented below:

	Year Ended December 31,		Increase (Decrease)
	2011	2010	$	%
	(In thousands)
NP101	$7,144	$12,225	$(5,081)	(42)%
NP201	551	1,096	(545)	(50)
NP202	474	274	200	73
General development	4,238	3,469	769	22

	$12,407	$17,064	$(4,657)	(27)

        As discussed above, the decrease in spending on NP101 in 2011 includes the $1.5 million NDA filing fee credit that we received in the first quarter of 2011, which was reflected as $1.5 million of expense during the 2010 period, therefore resulting in a $3.0 million difference when comparing 2011 to 2010. Further contributing to the lower 2011 expense for NP101 was the lower clinical development expenses in 2011 as a result of a significant spending during 2010 for a 12-month, repeat use trial as well as two pharmacokinetic trials and a tolerability trial initiated in early 2010, most of which had concluded by the beginning of 2011. Partially offsetting these decreases to NP101 clinical expense was the increased NP101 manufacturing development expenses incurred, as well as the initiation of medical affairs expenses, as discussed above. Decreased spending on NP201 in 2011 was primarily the result of our decision to focus our resources on the continued development of NP101, and therefore we delayed significant manufacturing development for NP201 during 2011. Modest expenditures on the nonclinical development of NP202 continued throughout 2011. Personnel related expenses, including salaries and benefits, are included in the table above as general development expenses as we do not allocate these expenses to specific programs.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased by $4.6 million, or 96%, to $9.4 million in 2011 from $4.8 million in 2010. This increase resulted partially from greater expenses related to the full-year impact of being a public company, such as higher personnel costs due to additional employees, salary increases, higher stock-based compensation expense and higher increased financial reporting expense and board of director's fees. Also contributing to the higher 2011 expenses was an additional $2.2 million of expenses related to the growth of our commercial operations as we continued to prepare for the anticipated launch of NP101, including higher personnel costs and market research and consulting fees.

  Interest Expense

        Interest expense decreased by $2.2 million, or 59%, to $1.5 million in 2011 from $3.7 million in 2010. The 2011 expense included amounts incurred under our Term Loan Facility (Term A and Term B Loans) as well as non-cash interest expense for the amortization of the deferred financing costs and amortization of the fair value of the warrants issued under these loans. The 2010 expense included $2.6 million of non-cash interest expense incurred during 2010 that was related to the amortization of the beneficial conversion feature (BCF) of secured subordinated promissory notes that we issued and sold to investors in April 2010 (April 2010 Convertible Notes), plus an additional $0.3 million of non-cash interest accrued on these notes prior to their conversion, and an additional $0.3 million of non-cash interest expense for the increase in fair value of our warrant liability that occurred during 2010 before the warrants were reclassified to stockholders' equity upon the completion of our IPO. Also included in the 2010 interest expense was $0.2 million of non-cash amortization of deferred debt issuance costs and $0.4 million of cash-paid interest on our outstanding debt.

  Income Tax Benefit

        We recognized an income tax benefit of $47,000 in 2011 and $0.5 million in 2010 related to the sale of Pennsylvania research and development tax credits to third party buyers.

Comparison of Years Ended December 31, 2010 and 2009

Revenue

        During the year ended December 31, 2010, the Company was awarded $650,000 of Qualifying Therapeutic Discovery Project (QTDP) grants under section 48D of the U.S. Internal Revenue Code in connection with costs incurred during 2009 and 2010 for the Company's NP101, NP201 and NP202 development programs. Under the award guidelines, QTDP's had to show a reasonable potential to result in new therapies to treat areas of unmet medical need or prevent, detect or treat chronic or acute diseases and conditions, reduce the long-term growth of health care costs in the United States, or significantly advance the goal of curing cancer within 30 years. The Company had no revenues during the year ended December 31, 2009.

Research and Development Expenses

        Research and development expenses for the years ended December 31, 2010 and 2009 were comprised of the following:

	Year Ended December 31,		Increase (Decrease)
	2010	2009	$	%
	(In thousands)
Clinical development	$5,813	$4,411	$1,402	32%
Manufacturing	4,965	2,490	2,475	99
Preclinical development	—	1,268	(1,268)	(100)
Regulatory and quality assurance	2,571	179	2,392	1,336
Compensation and related	3,019	2,388	631	26
Facilities and related	696	574	122	21

	$17,064	$11,310	$5,754	51

        Research and development expenses increased by $5.8 million, or 51%, to $17.1 million in 2010 from $11.3 million in 2009. This increase resulted primarily from a $2.5 million increase in manufacturing costs related to production of Phase III clinical supplies of NP101, a $2.4 million increase in regulatory and quality assurance costs related to the preparation and filing of our NP101 NDA in October 2010, and a $1.4 million increase in clinical development costs due to our continued Phase III clinical program for NP101. These increases were, in part, offset by a $1.3 million decrease in preclinical expenses, reflecting the completion in 2009 of a substantial portion of our preclinical studies for NP101 and our increased focus on our Phase III clinical program for NP101 in 2010. Research and development headcount remained fairly flat for 2010 as compared to 2009, with the increase in compensation and related expenses resulting from annual increases in salary, bonus, stock compensation expense and benefit premiums.

        Research and development expenses by program for the years ended December 31, 2010 and 2009 are presented below:

	Year Ended December 31,		Increase (Decrease)
	2010	2009	$	%
	(In thousands)
NP101	$12,225	$8,183	$4,042	49%
NP201	1,096	244	852	349
NP202	274	—	274	100
General development	3,469	2,883	586	20

	$17,064	$11,310	$5,754	51

        The increase in spending on NP101 in 2010 was primarily due to the continuation of our Phase III clinical programs and the related manufacture of Phase III clinical supplies, as well as the preparation of our NP101 NDA which was submitted in October 2010. These expenses were partially offset by lower preclinical spending due to the completion of many of our preclinical studies in 2009. Increased spending on NP201 in 2010, compared to 2009, was primarily the result of additional formulation (manufacturing) work. Modest spending on NP202 began in the second half of 2010 as we began early research and development. Personnel related expenses, including salaries and benefits, are included in the table above as general development expenses as we do not allocate these expenses to specific programs.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased by $1.6 million, or 52%, to $4.8 million in 2010 from $3.1 million in 2009. This increase resulted primarily from higher personnel costs due to additional employees as well as salary increases, higher stock compensation expense and expenses related to being a public company for most of the second half of 2010, such as increased public accounting expense and board of director's fees.

  Interest Expense

        Interest expense increased by $2.4 million, or 185%, to $3.7 million in 2010 from $1.3 million in 2009. The 2010 expense is comprised of $2.6 million of non-cash interest expense incurred during 2010 that was related to the amortization of the beneficial conversion feature (BCF) of secured subordinated promissory notes that we issued and sold to investors in April 2010 (April 2010 Convertible Notes), plus an additional $0.3 million of non-cash interest accrued on these notes prior to their conversion, and an additional $0.3 million of non-cash interest expense for the increase in fair value of our warrant liability that occurred during 2010 before the warrants were reclassified to stockholders' equity upon the completion of our IPO. Also included in the 2010 interest expense is $0.2 million of non-cash amortization of deferred debt issuance costs and $0.4 million of cash-paid interest on our outstanding debt. During 2009, the Company had $1.1 million of non-cash interest expense related to the issuance and subsequent conversion of the convertible promissory notes issued in July 2009 and $0.2 million of cash-paid interest on our outstanding debt.

  Income Tax Benefit

        We recognized an income tax benefit of $0.5 million in 2010 and $0.2 million in 2009 related to the sale of Pennsylvania research and development tax credits to third party buyers.

Cash Flows

        Net cash used in operating activities in 2011 was $20.9 million, primarily the result of spending on our continued clinical development, manufacture and scale-up efforts for NP101, as well as costs incurred for the preparation of our response to the FDA's CRL, which was received in August 2011. During the year ended December 31, 2011, we used $3.5 million of cash in investing activities, almost entirely for payments related to the purchase of commercial manufacturing equipment for NP101. Cash provided by financing activities was $8.6 million, primarily from the $10.0 million of proceeds received from Term B Loans under our Term Loan Facility, and $0.4 million in net proceeds from the sale of common stock to Aspire Capital. These cash inflows from financings were offset by $1.7 million of contractual debt repayments during 2011.

        Net cash used in operating activities in 2010 was $18.4 million, primarily the result of spending on our Phase III clinical program for NP101 and the related manufacture of supplies for those trials, as well as costs incurred for the preparation and filing of our NP101 NDA. During the year ended December 31, 2010, we used $3.5 million of cash in investing activities, almost solely for the purchase of equipment related to the commercial manufacture of NP101. These payments represented the first seven of fourteen scheduled payments to be made for this equipment that total $7.1 million based on exchange rates in effect at December 31, 2010. Also in the year ended December 31, 2010, we were provided with $56.9 million from financing activities, primarily from the $43.0 million of net proceeds received from our IPO, combined with $10.1 million from the April 2010 Convertible notes and $5.0 million from Term A Loans under our Term Loan Facility. These cash inflows from financings are offset by $1.2 million of contractual debt repayments throughout 2010.

Off-Balance Sheet Arrangements

        We did not have during the periods presented, and we do not have as of the filing of this 10-K with the SEC, any off-balance sheet arrangements as defined in Item 3(a)(4) of the SEC's Regulation S-K.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2011:

	Payments Due by Period
Contractual Obligations(1)	Total	2012	2013 and 2014	2015 and 2016	2017 and Thereafter
	(In thousands)
Debt obligations	$13,893	$8,412	$5,481	$—	$—
Interest payments on debt	1,703	1,164	539	—	—
License maintenance fees(2)	350	50	100	100	100
Operating lease obligations	481	370	105	6	—
Development expenditures(3)	1,750	250	500	500	500

	$18,177	$10,246	$6,725	$606	$600

(1)
This table does not include any contingent milestone or royalty payments that may become payable to third parties under license agreements because the timing and likelihood of such payments are not known.

(2)
Under an agreement with the University of Pennsylvania (Penn), we are required to pay annual license maintenance fees of up to $50,000 until the first commercial sale of the first licensed product covered by the agreement. The agreement currently covers NP201 and NP202. Because we cannot currently estimate when the first sale of a licensed product will occur, the table reflects payments only through 2018.

(3)
Under the agreement with Penn discussed in footnote 2 to this table, we are required to expend an aggregate of at least $250,000 annually toward the development and commercialization of NP201 and NP202, until the first commercial sale of the first licensed product under the agreement. Because we cannot currently estimate when the first sale of a licensed product will occur, the table reflects payments only through 2018.

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

        We have also entered into a license agreement with Evonik Industries (Evonik) (as successor to SurModics Pharmaceuticals) under which we have agreed to pay Evonik milestone payments of up to an aggregate amount of $4.75 million upon the achievement of specified development, regulatory and sales level milestones related to the first clinical indication approved by a regulatory authority for NP201. We must also pay an additional single milestone payment upon regulatory approval of each additional clinical indication for NP201 and royalties in the low single digits on worldwide net sales of commercial product. We are unable to determine the timing of the achievement of these milestones or whether and when we will commercialize and generate any sales for a licensed product.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash and cash equivalents. As of December 31, 2011, we had cash and cash equivalents of $23.1 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash and cash equivalents, we do not believe that reasonably possible near-term fluctuations in market rates would have any significant impact on the realized value of our investments, but may increase the interest expense associated with our debt.

        We have no operations outside the U.S., however, we have an agreement with LTS, a manufacturer in Germany that provides services to us related to the production and assembly of NP101. Our payment obligations under this agreement are denominated in Euros. Under this agreement, we paid $1.1 million in 2009, $1.6 million in 2010 and $2.3 million in 2011 to LTS. Because of this agreement, we are subject to fluctuations in the exchange rate between the U.S. dollar and the Euro. We do not engage in any hedging activities against changes in the exchange rate between the U.S. dollar and the euro because we believe reasonably possibly near-term fluctuations of such exchange rate would not materially affect our results of operations, financial position or cash flows. We are currently in the process of transferring these manufacturing activities to one of LTS's U.S. subsidiaries and anticipate that our commercial manufacturing activities will be located in the U.S., thereby substantially eliminating our exposure to fluctuations in the relative values of the U.S. dollar and the Euro.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

NUPATHE INC.
(A Development-Stage Company)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NuPathe Inc.:

        We have audited the accompanying balance sheets of NuPathe Inc. (a development-stage company) (the Company) as of December 31, 2011 and 2010, and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2011 and the period from January 7, 2005 (inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NuPathe Inc. as of December 31, 2010 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 and for the period from January 7, 2005 (inception) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations since its inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 20, 2012

NUPATHE INC.
(A Development-Stage Company)

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$23,059	$38,918
Prepaid expenses and other	333	1,008

Total current assets	23,392	39,926
Property and equipment, net	213	98
Other assets	481	319
Other assets-equipment funding (note 9(c))	6,763	3,410

Total assets	$30,849	$43,753

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$8,412	$1,513
Accounts payable	1,967	1,198
Accrued expenses	2,018	3,073

Total current liabilities	12,397	5,784
Long-term debt	5,481	3,704

Total liabilities	17,878	9,488

Commitments (note 9)
Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 10,000,000 shares. None issued and outstanding	—	—
Common stock, $0.001 par value; authorized 90,000,000 shares; issued and outstanding 14,748,582 and 14,549,461 shares at December 31, 2011 and December 31, 2010, respectively	15	15
Additional paid-in capital	115,940	114,047
Deficit accumulated during the development stage	(102,984)	(79,797)

Total stockholders' equity	12,971	34,265

Total liabilities and stockholders' equity	$30,849	$43,753

See accompanying notes to financial statements.

NUPATHE INC.
(A Development-Stage Company)

Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,			Period from January 7, 2005 (inception) through December 31, 2011
	2011	2010	2009
Grant revenue	$—	$650	$—	$650

Operating expenses:
Research and development	12,407	17,064	11,310	61,258
Acquired in-process research and development	—	—	—	5,500
Selling, general and administrative	9,416	4,772	3,142	24,015

Total operating expenses	21,823	21,836	14,452	90,773

Loss from operations	(21,823)	(21,186)	(14,452)	(90,123)
Interest income	72	47	30	646
Interest expense	(1,483)	(3,718)	(1,320)	(7,823)

Loss before tax benefit	(23,234)	(24,857)	(15,742)	(97,300)
Income tax benefit	47	500	151	698

Net loss	(23,187)	(24,357)	(15,591)	$(96,602)

Accretion of redeemable convertible preferred stock	—	(2,533)	(3,617)

Net loss available to common stockholders	$(23,187)	$(26,890)	$(19,208)

Basic and diluted net loss per common share	$(1.58)	$(4.39)	$(50.31)

Weighted average basic and diluted common shares Outstanding	14,630,125	6,126,123	381,789

See accompanying notes to financial statements.

NUPATHE INC.
(A Development-Stage Company)

Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Period from January 7, 2005 (inception) through December 31, 2011

(in thousands, except share and per share data)

			Stockholders' Equity (Deficit)
	Redeemable Convertible Preferred Stock					Deficit Accumulated During the Development Stage
			Common Stock
					Additional Paid-in Capital
	Shares	Amount	Shares	Amount			Total
Balance, January 7, 2005 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to initial stockholders at $0.64 per share	—	—	338,116	—	216	—	216
Net loss	—	—	—	—	—	(1,067)	(1,067)

Balance, December 31, 2005	—	—	338,116	—	216	(1,067)	(851)
Stock-based compensation	—	—	114,158	—	44	—	44
Conversion of convertible notes and accrued interest into Series A redeemable convertible preferred stock	3,481,645	2,590	—	—	648	—	648
Sale of Series A redeemable convertible preferred stock at $0.93 per share, net of expenses of $267	8,064,516	7,233	—	—	—	—	—
Accretion of Series A redeemable convertible preferred stock to redemption value	—	341	—	—	(341)	—	(341)
Net loss	—	—	—	—	—	(5,215)	(5,215)

Balance, December 31, 2006	11,546,161	10,164	452,274	—	567	(6,282)	(5,715)
Stock-based compensation	—	—	—	—	59	—	59
Sale of Series A redeemable convertible preferred stock at $0.93 per share, net of expenses of $20	5,376,345	4,980	—	—	—	—	—
Accretion of Series A redeemable convertible preferred stock to redemption value	—	1,126	—	—	(626)	(500)	(1,126)
Net loss	—	—	—	—	—	(9,675)	(9,675)

Balance, December 31, 2007	16,922,506	16,270	452,274	—	—	(16,457)	(16,457)
Stock-based compensation	—	—	—	—	158	—	158
Exercise of stock options	—	—	155	—	—	—	—
Sale of Series A redeemable convertible preferred stock at $0.93 per share	2,688,171	2,500	—	—	—	—	—
Sale of Series B redeemable convertible preferred stock at $0.93 per share, net of expenses of $304	22,594,385	20,708	—	—	—	—	—
Accretion of Series A and Series B redeemable convertible preferred stock to redemption value	—	2,330	—	—	(158)	(2,172)	(2,330)
Net loss	—	—	—	—	—	(17,511)	(17,511)

Balance, December 31, 2008	42,205,062	41,808	452,429	—	—	(36,140)	(36,140)
Stock-based compensation	—	—	—	—	319	—	319
Forfeiture of restricted stock	—	—	(61,753)	—	—	—	—
Sale of Series B redeemable convertible preferred stock at $0.93 per share, net of expenses of $16	8,786,952	8,155	—	—	—	—	—
Conversion of convertible notes and accrued interest into Series B redeemable convertible preferred stock	2,104,326	1,957	—	—	—	—	—
Beneficial conversion feature related to the convertible note and warrant agreement	—	—	—	—	556	—	556
Accretion of Series A and Series B redeemable convertible preferred stock to redemption value	—	3,617	—	—	(875)	(2,741)	(3,616)
Net loss	—	—	—	—	—	(15,591)	(15,591)

Balance, December 31, 2009	53,096,340	55,537	390,676	—	—	(54,472)	(54,472)
Stock-based compensation	—	—	—	—	543	—	543
Exercise of stock options	—	—	4,878	—	8	—	8
Accretion of Series A and Series B redeemable convertible preferred stock to redemption value	—	2,533	—	—	(1,568)	(968)	(2,536)
Conversion of preferred stock including accrued dividends, into common stock	(53,096,340)	(58,070)	7,861,785	8	58,064	—	58,072

Sale of common stock net of expenses of $7,028			5,000,000	5	42,967	—	42,972
Conversion of convertible notes and accrued interest into common stock	—	—	1,292,122	2	10,336	—	10,338
Beneficial conversion feature related to convertible notes and warrant agreements	—	—			2,584	—	2,584
Reclassification of warrants to purchase common stock					1,113	—	1,113
Net loss	—	—	—	—	—	(24,357)	(24,357)

Balance, December 31, 2010	—	—	14,549,461	15	114,047	(79,797)	34,265
Stock-based compensation	—	—	—	—	1,216	—	1,216
Issuance of restricted stock	—	—	16,000	—	—	—	—
Exercise of stock options	—	—	27,534	—	51	—	51
Sale of common stock, net of expenses of $146			155,587	—	354		354
Fair value of warrants issued in connection with loan facility					272		272
Net loss	—	—	—	—	—	(23,187)	(23,187)

Balance, December 31, 2011	—	$—	14,748,582	$15	$115,940	$(102,984)	$12,971

See accompanying notes to financial statements.

NUPATHE INC.
(A Development-Stage Company)

Statements of Cash Flows

(in thousands, except share and per share data)

	Year Ended December 31,			Period from January 7, 2005 (inception) through December 31, 2011
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(23,187)	$(24,357)	$(15,591)	$(96,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	78	47	57	255
Loss on asset disposal	—	—	24	24
Acquired in-process research and development	—	—	—	5,500
Stock-based compensation	1,216	543	319	2,348
Noncash interest expense	291	3,336	1,154	5,515
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,071	300	302	647
Accounts payable	769	(266)	544	1,967
Accrued expenses	(1,155)	1,993	(376)	1,997

Net cash used in operating activities	(20,917)	(18,404)	(13,567)	(78,349)

Cash flows from investing activities:
Purchase of in-process research and development	—	—	—	(5,500)
Payments under equipment funding agreement	(3,353)	(3,410)	—	(6,763)
Purchases of property and equipment	(193)	(75)	(29)	(491)

Net cash used in investing activities	(3,546)	(3,485)	(29)	(12,754)

Cash flows from financing activities:
Proceeds from issuance of debt	10,000	5,000	—	17,500
Proceeds from convertible notes	—	10,063	1,934	14,467
Payment of debt issuance costs	(76)	(174)	—	(325)
Repayment of debt	(1,725)	(988)	(935)	(4,649)
Proceeds from sale of preferred stock, net	—	—	8,156	43,576
Proceeds from sale of common stock, net	405	42,979	—	43,593

Net cash provided by financing activities	8,604	56,880	9,155	114,162

Net increase (decrease) in cash and cash equivalents	(15,859)	34,991	(4,441)	23,059
Cash and cash equivalents, beginning of period	38,918	3,927	8,368	—

Cash and cash equivalents, end of period	$23,059	$38,918	$3,927	$23,059

Supplemental cash flow disclosures:
Noncash investing and financing activities:
Conversion of note principal and accrued interest to redeemable convertible preferred stock	$—	$—	$1,957	$4,547
Conversion of note principal and accrued interest to common stock	—	10,337	—	10,337
Conversion of preferred stock plus accrued dividends to common stock	—	58,072	—	58,072
Reclassification of warrant liability	—	1,113	—	1,113
Fair value of warrants issued in connection with loan facility	272	—	—	272
Financing arrangement with third party vendors	401	386	80	991
Accretion of redeemable convertible preferred stock	—	2,533	3,617	9,948
Cash paid for interest	1,108	381	174	2,092

See accompanying notes to financial statements.

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements

Amounts are in thousands, except share and per share data

(1) Background

        NuPathe Inc. (the Company) is a biopharmaceutical company focused on the development and commercialization of branded therapeutics for diseases of the central nervous system. The Company was incorporated in Delaware on January 7, 2005 (inception) and has its principal office in Conshohocken, Pennsylvania. The Company operates as a single business segment and is a development stage company.

(2) Development-Stage Risks and Liquidity

        The Company has incurred recurring losses and negative cash flows from operations since its inception and has accumulated a deficit during the development stage of $102,984 as of December 31, 2011. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development.

        Management estimates that cash and cash equivalents of $23,059 as of December 31, 2011, of which $3,000 is required to be maintained under the terms of our Term Loan Facility, will be sufficient to fund operations, debt service and interest obligations into the third quarter of 2012. Additional capital will be needed by the Company to fund its operations and capital requirements beyond that point. There is no assurance that such capital will be available when needed or on acceptable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern.

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty.

        To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional equity financings, debt financings, corporate collaboration and licensing agreements and other funding opportunities. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. Until such time as the Company is able to secure the necessary funding, it plans to continue conserving its capital resources, predominantly by limiting investments to those activities related to the approval of NP101.

        The Company is subject to those risks associated with any development-stage specialty pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that the Company's research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially successful. In addition, the Company operates in an environment of rapid technological change, and is largely dependent on the services of its employees and consultants.

(3) Summary of Significant Accounting Policies

  (a) Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(3) Summary of Significant Accounting Policies (Continued)

assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from such estimates.

  (b) Fair Value of Financial Instruments

        Management believes that the carrying amounts of the Company's financial instruments, including cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses, approximate fair value due to the short-term nature of those instruments. The carrying amount of the Company's debt obligations approximate fair value based on interest rates available on similar borrowings.

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

        The following fair value hierarchy table presents information about each major category of the Company's financial assets and liability measured at fair value on a recurring basis as of December 31, 2011 and 2010:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2011
Assets
Cash equivalents	$22,144	$—	$—	$22,144
At December 31, 2010
Assets
Cash equivalents	$38,770	$—	$—	$38,770

  (c) Cash Equivalents

        The Company considers all highly liquid debt instruments that have maturities of three months or less when acquired to be cash equivalents. As of December 31, 2011 and 2010, cash equivalents of $22,144 and $38,770, respectively, consisted of money market mutual funds invested in commercial

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(3) Summary of Significant Accounting Policies (Continued)

paper and short-term corporate and government obligations. The Company's cash accounts are subject to account control agreements with certain lenders that give the lenders the right to assume control of the accounts in the event of a loan default (note 6).

  (d) Property and Equipment

        Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives. The Company uses a life of three years for laboratory equipment and computer equipment, including software, and five years for office equipment and furniture. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset. Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the fair value of the asset. As of December 31, 2011 and 2010, management believes that no revision of the remaining useful lives or write-down of long-lived assets is required.

  (e) Government Grants

        Grants received are recognized as revenue when the related work is performed and the qualifying research and development costs are incurred. In October 2010, the Company was awarded $650 in research grants by the U.S. government under the Qualifying Therapeutic Discovery Project program which was recognized as grant revenue for the year ended December 31, 2010.

  (f) Research and Development and In-Process Research and Development

        Research and development costs are charged to expense as incurred. Upfront and milestone payments made to third parties who perform research and development services on the Company's behalf will be expensed as services are rendered. Costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use.

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

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(3) Summary of Significant Accounting Policies (Continued)

  (h) Stock-Based Compensation

        The Company measures stock-based awards to employees and board members at grant date fair value and records compensation expense, net of expected forfeitures, if any, on a straight-line basis over the vesting period of the award. For stock-based awards that have performance based vesting criteria, compensation cost is recognized when it is deemed probable that the vesting criteria will be met.

        Determining the appropriate fair value of stock-based awards requires the use of subjective assumptions, including, for stock options, the expected life of the option and expected stock price volatility, and, prior to the Company's initial public offering (IPO), the fair value of the Company's common stock. The Company uses the Black-Scholes option-pricing model to value its stock option awards. The assumptions used in calculating the fair value of stock-based awards represent management's best estimates and involve inherent uncertainties and the application of management's judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

        The expected life of stock options was estimated using the "simplified method," as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting period and the contractual term of the option. As a newly public company, sufficient history to estimate the expected life of stock options or the volatility of our common stock price is not available. The Company uses a basket of comparable public companies as a basis for the expected volatility assumption. The Company intends to continue to consistently apply this process using comparable companies until a sufficient amount of historical information regarding the volatility of the Company's share price becomes available. Nonemployee awards are revalued until an award vests and compensation expense is recorded over the performance period of each separate vesting tranche of the award, or using the accelerated attribution method. The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company's current estimates, such amounts will be recorded as an adjustment in the period in which estimates are revised. As of December 31, 2011, there are no unvested nonemployee awards outstanding.

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

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(3) Summary of Significant Accounting Policies (Continued)

        The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of December 31, 2011, 2010 and 2009, as they would be anti-dilutive:

	December 31,
	2011	2010	2009
Shares of redeemable convertible preferred stock	—	—	6,624,704
Shares issuable pursuant to redeemable convertible preferred stock accretion	—	—	912,285
Shares underlying outstanding options to purchase common stock	1,784,285	1,415,106	950,693
Shares of unvested restricted stock	16,000	—	8,887
Shares underlying outstanding warrants to purchase stock*	200,268	140,520	108,659

*
The 2009 amount represents warrants to purchase preferred stock, the 2010 and 2011 amounts represents warrants to purchase common stock.

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

  (k) Recently Issued Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). The issuance of ASU 2011-05 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-05 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. GAAP and IFRS by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requiring that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for interim periods and years beginning after December 15, 2011. The Company does not believe the adoption of ASU 2011-05 will have a material impact on the Company's financial statements.

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(3) Summary of Significant Accounting Policies (Continued)

        In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The Company does not believe the adoption of ASU 2011-12 will have a material impact on the Company's financial statements.

(4) Property and Equipment

        Property and equipment consisted of the following:

	December 31,
	2011	2010
Computer equipment and software	$287	$179
Office equipment and furniture	3	3
Lab equipment	105	20
Leasehold improvements	43	43

	438	245
Less accumulated depreciation and amortization	(225)	(147)

	$213	$98

        Depreciation and amortization expense was $78, $47 and $57 for the years ended December 31, 2011, 2010 and 2009, respectively.

(5) Accrued Expenses

        Accrued expenses consisted of the following:

	December 31,
	2011	2010
Accrued compensation and benefits	$897	$1,048
Accrued professional fees	257	307
Accrued research and development expenses	518	1,502
Accrued interest and other	346	216

	$2,018	$3,073

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(6) Debt

  (a) Convertible Notes

        In April 2010, the Company issued convertible promissory notes for cash proceeds of $10,063 to existing investors, including three officers of the Company (the April 2010 Convertible Notes). The April 2010 Convertible Notes bore interest of 8% per year and were due on December 31, 2010, if not converted prior to that date. The April 2010 Convertible Notes and related accrued interest were mandatorily convertible into common stock upon the completion of a qualifying IPO, at a conversion price equal to 80% of the offering price per share in such IPO. Upon the completion of the Company's IPO in August 2010, the April 2010 Convertible Notes and related accrued interest converted into 1,292,122 shares of common stock. The Company initially recorded the April 2010 Convertible Notes net of a $2,584 beneficial conversion feature, which has been fully recognized as interest expense during 2010 as the result of the conversion of the April 2010 Convertible Notes.

  (b) Credit Facilities and Vendor Debt

        In May 2010, the Company executed a loan and security agreement with lenders to fund working capital requirements (the Term Loan Facility). The Company's obligations under the Term Loan Facility are secured by a lien on all of the Company's assets, excluding intellectual property, which is subject to a negative pledge prohibiting the granting of liens thereon to any third party. The Term Loan Facility also includes customary events of default including upon the occurrence of a payment default, a covenant default, a material adverse change (as defined therein) and insolvency. Upon the occurrence of an event of default, the interest on outstanding loans will be increased by 3% over the rate that would otherwise be applicable. In addition, the occurrence of an event of default could result in the acceleration of our obligations under the Term Loan Facility as well as grant the Lenders the right to exercise remedies with respect to the collateral.

        Upon execution of the Term Loan Facility, the Company received $5,000 of loan proceeds (Term A Loans). The Company was required to make interest-only payments for the first twelve months of the Term A Loan's 39-month term; therefore at December 31, 2011, the balance of the Term A Loans was $3,703, with $2,222 of that amount being classified as current. The Term A Loans originally bore interest at an annual rate of LIBOR plus 8.75%, subject to a LIBOR floor of 3.00%. In June 2011, the interest rate was reduced to an annual rate of LIBOR plus 8.50%, subject to a LIBOR floor of 3.00%, in accordance with the amendment discussed below. In connection with the Term A Loans, the lenders received warrants to purchase 255,376 shares of Series B at $0.93 per share, which, upon the Company's IPO, converted into warrants to purchase 31,861 shares of common stock at $7.45 per share. The fair value of the warrants at the date of issuance of $204 was recorded as deferred financing costs and is being amortized to interest expense through the maturity date of the Term A Loans. As a result of the completion of the Company's IPO in August 2010, an additional $6,000 of funding became available to the Company under the Term Loan Facility (Term B Loans).

        In June 2011, the Company and the lenders amended the Term Loan Facility to:

  •
  increase the amount of Term B Loans available to the Company from $6,000 to $10,000;

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(6) Debt (Continued)

  •
  require the Company to maintain at least $3,000 of unrestricted cash, which cash requirement shall expire after the occurrence of an equity event resulting in unrestricted cash proceeds to the Company of at least $15,000; and

  •
  reduce the LIBOR rate margin for term loans under the facility from 8.75% to 8.50%.

        Concurrently with the amendment, the Company received $10,000 of Term B Loans (representing the total amount of Term B Loans available to the Company under the amended facility). The Company is required to make interest-only payments for the first six months of the Term B Loan's 26-month term; therefore at December 31, 2011, the balance of the Term B Loans was $10,000 with $6,000 of that amount being classified as current. The Term B Loans bear interest at an annual rate of LIBOR plus 8.50%, subject to a LIBOR floor of 3.00%. In connection with the Term B Loans, the lenders received warrants to purchase 59,748 shares of common stock at $7.95 per share. The fair value of the warrants at the date of issuance of $272 has been recorded as deferred financing costs and is being amortized to interest expense through the maturity date of the Term B Loans.

        In August 2011, the Company entered into two short-term loan agreements with third party vendors to finance insurance premiums. The amount originally financed under the agreements was $532 and was later reduced to $401 due to a reduction of the Company's insurance premiums. In November 2011, one of the loans was paid in full, and as of December 31, 2011 the balance of the remaining short-term loan was $190, which is required to be repaid by May 2012.

(7) Capital Structure

  (a) Initial Public Offering

        In August 2010 the Company completed its initial public offering of common stock selling 5,000,000 shares at an offering price of $10.00 per share, resulting in gross proceeds of $50,000. Net proceeds after underwriting fees and offering expenses were approximately $43,000.

  (b) Redeemable Convertible Preferred Stock

        All outstanding shares of the Company's redeemable convertible preferred stock, plus accrued dividends thereon, were converted into 7,861,785 shares of common stock upon the completion of the IPO in August 2010.

  (c) Warrants

        As of December 31, 2011, the following warrants to purchase common stock were outstanding:

	Number of Shares	Exercise Price	Expiration
Common Stock	140,520	$7.45	2016 through 2020
Common Stock	59,748	$7.95	2016

	200,268

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(7) Capital Structure (Continued)

  (d) Equity Financing

        In August 2011, the Company entered into a common stock purchase agreement (Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital), which provides that Aspire is committed to purchase up to an aggregate of $30,000 of the Company's common stock over the term of the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued 84,866 shares of common stock to Aspire as a commitment fee in consideration for entering into the Purchase Agreement (the Commitment Shares) and the Company sold 70,721 shares of common stock to Aspire at a per share purchase price of $7.07 resulting in gross proceeds to the Company of $500 (the Initial Purchase Shares).

        The Company has registered under the Securities Act of 1933 Aspire Capital's sale of the Commitment Shares, the Initial Purchase Shares and 2,746,147 additional shares that the Company may elect to sell to Aspire Capital under the Purchase Agreement. The conditions to the commencement of sales under the Purchase Agreement were satisfied in August 2011. As a result, on any trading day on which the closing sale price of common stock is not less than $4.00 per share, the Company may direct Aspire Capital to purchase shares of the Company's common stock at a known per share purchase price based on prevailing market prices, using a formula as set forth in the Purchase Agreement (a Regular Purchase). The maximum number of shares that the Company may direct Aspire Capital to purchase on any trading day pursuant to a Regular Purchase is 100,000 shares or such lesser number of shares that results in an aggregate purchase price of not greater than $500.

        In addition, on any trading day on which the Company directs Aspire Capital to make a Regular Purchase for the maximum number of shares set forth above, the Company may also direct Aspire Capital to purchase a number of shares of common stock equal to up to 30% of the aggregate shares of the Company's common stock traded on the NASDAQ Global Market on the next trading day (a VWAP Purchase), subject to a maximum number of shares the Company may determine and a minimum trading price, which is equal to the greater of (a) 90% of the closing price of the Company's common stock on the business day immediately preceding the VWAP Purchase Date or (b) such higher price as set by the Company in the VWAP Purchase Notice. The per share purchase price of common stock sold to Aspire pursuant to a VWAP Purchase is equal to 95% of the volume weighted average price for such purchase date.

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

        Other than the Commitment Shares and Initial Purchase Shares as referenced above, the Company did not make any sales to Aspire Capital during the year ended December 31, 2011.

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(8) Stock-Based Compensation

        The NuPathe Inc. 2010 Omnibus Incentive Compensation Plan, as amended and restated (the 2010 Plan), was approved by stockholders in June 2011 and became effective on April 11, 2011. The Company is authorized to grant up to 2,237,956 shares of common stock under the 2010 Plan. Such grants may be made to eligible employees, directors, consultants and advisors to the Company in the form of restricted stock, stock options, stock appreciation rights, stock units, performance units and other stock-based awards. The 2010 Plan replaces the Company's 2005 Equity Compensation Plan (the 2005 Plan) and no further grants may be made under the 2005 Plan. All outstanding grants under the 2005 Plan shall be satisfied with shares under the 2010 Plan. Awards under the 2010 Plan are made by the Compensation Committee of the Company's board of directors. As of December 31, 2011, there were 343,818 shares of common stock available for future grants under the 2010 Plan. Pursuant to the terms of the 2010 Plan, additional shares of common stock will become available for issuance under the plan each year on the first trading day in January, beginning in 2012. The number of additional shares that will become available for issuance is equal to 5% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year or 1,500,000, whichever is less.

        Stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009 includes compensation expense for employee (which also includes director) and nonemployee stock option grants and restricted stock grants. The compensation expense for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year Ended December 31,
	2011	2010	2009
Stock options:
Employee	$1,197	$507	$308
Nonemployee	—	27	19

	1,197	534	327
Restricted stock:
Employee	19	9	(8)

	$1,216	$543	$319

        The reversal of compensation expense for restricted stock in 2009 resulted from the forfeiture of restricted stock grants for which expense was recorded in prior years.

        Stock-based compensation expense was included in the accompanying statements of operations for the years ended December 31, 2011, 2010 and 2009, as follows:

	Year Ended December 31,
	2011	2010	2009
Research and development	$210	$143	$119
Selling, general and administrative	1,006	400	200

	$1,216	$543	$319

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(8) Stock-Based Compensation (Continued)

  Stock Options

        The weighted average fair value of the options granted during 2011, 2010 and 2009 was estimated at $3.26, $6.36 and $1.36, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2011	2010	2009
Expected dividend yield	—%	—%	—%
Expected volatility	82.1%	84.1%	92.8%
Risk-free interest rate	1.5%	1.9%	2.2%
Expected life	6 years	6 years	5.25 years

        The following table summarizes the aggregate stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2009	898,790	$1.76
Granted	68,447	1.92
Exercised	—	—
Cancelled/forfeited	(16,544)	1.76

Outstanding at December 31, 2009	950,693	1.81
Granted	483,372	8.87
Exercised	(4,878)	1.55
Cancelled/forfeited	(14,081)	1.76

Outstanding at December 31, 2010	1,415,106	4.22
Granted	432,590	4.69
Exercised	(27,534)	1.85
Cancelled/forfeited	(35,877)	7.27

Outstanding at December 31, 2011	1,784,285	4.31	7.77	$89

Vested and expected to vest at December 31, 2011	1,774,623	4.30	7.76	$89

Exercisable at December 31, 2011	980,468	$2.58	6.96	$89

        Of the 1,784,285 stock options outstanding at December 31, 2011, 144,489 had performance-based vesting criteria. These 144,489 stock options were awarded to executive officers in 2010 and include vesting criteria that are contingent upon the achievement of certain corporate milestones, as defined in the grant agreements. For stock-based awards that have performance-based vesting criteria, compensation cost is recognized when it is deemed probable that the vesting criteria will be met. As of December 31, 2011, the Company has not deemed the achievement of the vesting criteria to be

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(8) Stock-Based Compensation (Continued)

probable, and therefore there has been no compensation expense recorded for these performance-based awards to date.

        Of the 432,590 stock options that were granted during 2011, 101,506 were granted to certain directors pursuant to an election by such directors to receive all or a portion of their cash director fees in stock options.

        The aggregate intrinsic values set forth in the table represent the total amount by which the value of the shares of common stock subject to such options exceeds the exercise price of such options, based on the Company's closing stock price of $1.84 on December 31, 2011.

        As of December 31, 2011, there was $2,624 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.4 years. As of December 31, 2011, there were a total of 148,720 in-the-money options.

        The following table summarizes information about stock options outstanding at December 31, 2011:

	Options outstanding		Options exercisable
Exercise Price	Number of Options	Weighted average remaining contractual term (years)	Number of Options	Weighted average remaining contractual term (years)
$0.80 - $2.11	977,131	6.72	865,779	6.71
$2.12 - $3.42	158,000	9.79	—	—
$3.43 - $4.74	5,000	9.60	—	—
$4.75 - $6.06	95,000	8.81	18,750	8.77
$6.07 - $7.37	41,183	9.43	11,933	9.42
$7.38 - $8.69	204,435	9.12	31,175	8.86
$8.70 - $10.00	303,536	8.61	52,831	8.60

	1,784,285	7.77	980,468	6.96

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(8) Stock-Based Compensation (Continued)

  Restricted Stock

        The following table summarizes the aggregate restricted stock activity for the year ended December 31, 2011, 2010 and 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2009	70,640	$1.36
Granted	—	—
Vested	—	—
Forfeited/repurchased	(61,753)	1.44

Nonvested shares at December 31, 2009	8,887	0.96
Granted	—	—
Vested	(8,887)	0.96
Forfeited/repurchased	—	—

Nonvested shares at December 31, 2010	—	—

Granted	16,000	7.73
Vested	—	—
Forfeited/repurchased	—	—

Nonvested shares at December 31, 2011	16,000	$7.73

        As of December 31, 2011, there was $100 of unrecognized compensation expense related to unvested restricted stock, which is expected to be recognized over a weighted average period of 3.3 years.

(9) Commitments

  (a) Leases

        The Company leases office space and office equipment under operating leases, which expire at various times through December 2015. Rent expense under these leases was $314, $299, and $299 for the years ended December 31, 2011, 2010 and 2009, respectively. Rent expense under these leases since inception was $1,533.

        Future minimum lease payments as of December 31, 2011 are as follows:

2012	$370
2013	98
2014	7
2015	6

$481

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(9) Commitments (Continued)

  (b) License Agreements

        The Company entered into a patent license agreement with the University of Pennsylvania (Penn), which became effective in July 2006 and was amended in May 2007. Under the patent license agreement, Penn granted to the Company exclusive, worldwide rights under specified patent applications, and patents issuing therefrom, to make, use and sell products using Long Acting Delivery (LAD) technology. Under the agreement, the Company has the right to sublicense, subject to specified conditions, including the payment of sublicense fees. The patent license agreement requires that the Company use commercially reasonable efforts to develop and commercialize licensed products and requires the Company to commit a minimum of $250 per year towards such activities until the first commercial sale of the first licensed product. The license agreement requires the Company to make annual license maintenance payments of up to $50 to Penn until the first commercial sale of the first licensed product. The license agreement covers the Company's product candidates NP201 and NP202. In addition, the Company has agreed to pay Penn aggregate milestone payments of up to $950 upon the achievement of specified development and regulatory milestones related to each licensed product as specified and royalty payments equal to a specified percentage of future commercial sales of licensed products subject to the license through the expiration of the licensed patents. The Company paid annual license fees of $50, $30 and $30 in 2011, 2010 and 2009, respectively, which were recorded as research and development expense. The Company incurred expenses from Penn for $76, $46 and $65 in 2011, 2010 and 2009, respectively, for patent prosecution costs, which was recorded as expense by the Company.

        In September 2009, the Company entered into a license agreement with Evonik Industries AG, Inc. (Evonik), as successor to SurModics Pharmaceuticals, Inc, pursuant to which the Company received an exclusive worldwide license, with the right to sublicense, under Evonik's intellectual property, including its interest in joint inventions developed under a feasibility agreement, to make, have made, use, sell, import and export products covered by the license agreement. The Company granted Evonik an exclusive, perpetual, worldwide, royalty-free license under the Company's interest in joint inventions for uses that do not relate to products covered by the agreement or include any of the Company's existing technology or confidential information. The Company also granted Evonik a right of first negotiation to manufacture clinical supplies of covered products. If the Company and Evonik enter into such clinical manufacturing agreement, Evonik has a right of first negotiation to manufacture commercial supplies of covered products. The Company is obligated to pay aggregate milestones of up to $4,750 upon the achievement of specified development, regulatory and sales level milestones related to the first clinical indication approved by regulatory authority for covered products. The license agreement currently covers the Company's product candidate NP201. The Company must also pay an additional milestone payment upon regulatory approval of each additional clinical indication for covered products and specified royalties on sales of commercial product.

  (c) Equipment Funding Agreement

        In June 2010, the Company entered into an equipment funding agreement with LTS Lohmann Therapie-Systeme AG (LTS), under which the Company agreed to fund the purchase by LTS of manufacturing equipment for the Company's primary product candidate, NP101. The Company agreed

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(9) Commitments (Continued)

to make 14 monthly installments to LTS that commenced in June 2010, according to an agreed upon payment schedule. As of December 31, 2011, €4,970, or $6,763 based on exchange rates in effect at the time the payments were made, has been recorded as a noncurrent asset in the accompanying balance sheet. All amounts owed under this funding agreement have been paid in full as of December 31, 2011. Amounts capitalized under the LTS funding agreement will be amortized to cost of goods sold upon the commencement of commercial sales of NP101. If the Company were to ever cease development of NP101, amounts capitalized under this agreement would be immediately expensed.

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

(10) 401(k) Profit Sharing Plan

        The Company maintains a 401(k) Profit Sharing Plan (the 401(k) Plan) available to all employees meeting certain eligibility criteria. The 401(k) Plan permits participants to contribute up to 90% of their salary, not to exceed the limits established by the Internal Revenue Code. All contributions made by participants into the participants' accounts vest immediately. Since 2008, the Company has provided a biweekly matching contribution to participant's accounts as provided for under the 401(k) Plan. This contribution is determined by a formula that is based on the employee's contributions, not to exceed 3% of their eligible wages, as defined by the 401(k) Plan. The Company sponsored match was $136, $95, and $74 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company's contribution to the 401(k) Plan is 100% vested upon the contribution date.

(11) Income Taxes

        The Company sold $47, $500 and $151 of Pennsylvania research and development tax credits to a third party buyer during the years ended December 31, 2011, 2010 and 2009, respectively. Accordingly, the Company recorded an income tax benefit of $47, $500 and $151 for the years ended December 31, 2011, 2010 and 2009, respectively.

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(11) Income Taxes (Continued)

        A reconciliation of the statutory U.S. federal rate to the Company's effective tax rate is as follows:

	Year Ended December 31,
	2011	2010	2009
Percent of pre-tax income:
U.S. federal statutory income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	6.4	5.8	6.5
Other	1.5	(1.4)	1.0
Change in valuation allowance	(41.7)	(36.3)	(40.6)

Effective income tax rate	0.2%	2.1%	0.9%

        The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	December 31,
	2011	2010
Net operating loss carryforwards	$34,843	$25,703
Research and development credit	2,126	1,628
Depreciation and amortization	1,785	1,899
Capitalized start-up costs	85	113
Other temporary differences	609	414

Gross deferred tax asset	39,448	29,757
Deferred tax assets valuation allowance	(39,448)	(29,757)

	$—	$—

        In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company's history of losses, the deferred tax assets are fully offset by a valuation allowance at December 31, 2011 and 2010. The valuation allowance in 2011 increased by $9,691 over 2010 and the valuation allowance in 2010 increased by $9,000 over 2009, related primarily to additional net operating losses incurred by the Company and additional capitalized research and development expenses.

        As of December 31, 2011 and 2010, $209 and $278, respectively, of the Company's expenses had been capitalized for tax purposes as start-up costs. For tax purposes, capitalized research and development costs will be amortized over fifteen years beginning when the Company commences operations, as defined under the Internal Revenue Code.

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(11) Income Taxes (Continued)

        The following table summarizes carryforwards of net operating losses and tax credits as of December 31, 2011:

	Amount	Expiration
Federal net operating losses	$85,834	2026 - 2031
State net operating losses	85,834	2026 - 2031
Research and development credits	2,126	2025 - 2031

        The Tax Reform Act of 1986 (the Act) provides for a limitation of the annual use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined by the Act) that could limit the Company's ability to utilize these carryforwards. The Company has not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since its formation, due to the significant costs and complexities associated with such a study. The Company may have experienced various ownership changes, as defined by the Act, as a result of past financings. Accordingly, the Company's ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes; therefore, the Company may not be able to take full advantage of these carryforwards for federal or state income tax purposes.

        On January 1, 2009, the Company adopted the provisions of FASB ASC 740-10, Accounting for Uncertainty in Income Taxes, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FASB ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based solely on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood to be sustained upon ultimate settlement. FASB ASC 740-10 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions and income tax disclosures.

        The Company did not have unrecognized tax benefits as of December 31, 2011 and does not expect this to change significantly over the next twelve months. In connection with the adoption of FASB ASC 740-10, the Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2011, the Company has not accrued interest or penalties related to uncertain tax positions. The Company's tax returns for the years ended December 31, 2007 through December 31, 2011 are still subject to examination by major tax jurisdictions.

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(12) Quarterly Financial Information (unaudited)

        This table summarizes the unaudited quarterly results of operations for the quarters in 2011 and 2010:

	2011 Results
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Operating expenses	$3,544	$6,233	$6,937	$5,109	$21,823
Interest expense, net	(179)	(232)	(505)	(495)	(1,411)

Loss before tax benefit	(3,723)	(6,465)	(7,442)	(5,604)	(23,234)
Income tax benefit	—	—	—	47	47

Net loss	$(3,723)	$(6,465)	$(7,442)	$(5,557)	$(23,187)

Basic and diluted net loss per common share	$(0.26)	$(0.44)	$(0.51)	$(0.38)	$(1.58)

Weighted average basic and diluted common shares outstanding	14,553,748	14,561,519	14,670,247	14,732,582	14,630,125

	2010 Results
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Grant revenue	$—	$—	$—	$650	$650
Operating expenses	4,263	4,213	6,511	6,849	21,836

Loss from operations	(4,263)	(4,213)	(6,511)	(6,199)	(21,186)
Interest expense, net	(10)	(1,432)	(2,074)	(155)	(3,671)

Loss before tax benefit	(4,273)	(5,645)	(8,585)	(6,354)	(24,857)
Income tax benefit	320	—	—	180	500

Net loss	(3,953)	(5,645)	(8,585)	(6,174)	(24,357)
Accretion of redeemable convertible preferred stock	(1,033)	(1,033)	(467)	—	(2,533)

Net loss available to common stockholders	$(4,986)	$(6,678)	$(9,052)	$(6,174)	$(26,890)

Basic and diluted net loss per common share	$(13.06)	$(17.42)	$(1.01)	$(0.42)	$(4.39)

Weighted average basic and diluted common shares outstanding	381,842	383,368	9,003,135	14,548,851	6,126,123

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S.

        Our internal control over financial reporting includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

  •
  provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the U.S., and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

        Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

        Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2011.

        This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management's report in this Form 10-K.

Changes to Internal Controls Over Financial Reporting

        There has been no change in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        We have adopted a code of business conduct and ethics that applies to all of our directors, officers and employees. Our code of business conduct and ethics contains provisions that satisfy the standards for a "code of ethics" set forth in Item 406 of Regulation S-K of the rules and regulations of the SEC. Our code of business conduct and ethics also contains a special code of ethics that is applicable to our chief executive officer and our senior financial officers. Our code of business conduct and ethics is available through the "Investor Relations—Corporate Governance" page of our website, the address of which is www.nupathe.com.

        To the extent that we amend any provision of our code of conduct or grant a waiver from any provision of our code of conduct that is applicable to any of our directors or our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, we intend to satisfy our disclosure obligations under applicable SEC rules by posting such information on our website under the heading "Investor Relations—Corporate Governance."

        The references to our website are intended to be inactive textual references only, and the content of our website is not incorporated by reference herein.

        The additional information required by this item is incorporated herein by reference to the sections captioned "Proposal No. 1—Election of Directors," "Executive Officers and Key Employee," "Corporate Governance," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the section captioned "Executive Compensation" in our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated herein by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated herein by reference to the section captioned "Director Independence and Relationships and Related Party Transactions" in our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated herein by reference to the section captioned "Proposal No. 2—Ratification of the Selection of the Independent Registered Public Accounting Firm" in our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders.

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

        Exhibits:    A list of exhibits filed as part of this Form 10-K is set forth in the Exhibit Index beginning on page 95 of this Form 10-K and is incorporated by reference herein. Where so indicated in the Exhibit Index, exhibits which were previously filed are incorporated by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUPATHE INC.
Date: March 20, 2012	By:	/s/ JANE H. HOLLINGSWORTH Jane H. Hollingsworth Chief Executive Officer

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

Signature	Title	Date

/s/ JANE H. HOLLINGSWORTH Jane H. Hollingsworth	Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2012
/s/ KEITH A. GOLDAN Keith A. Goldan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2012
/s/ WAYNE P. YETTER Wayne P. Yetter	Chairman of the Board	March 20, 2012
/s/ MICHAEL COLA Michael Cola	Director	March 20, 2012
/s/ JEANNE CUNICELLI Jeanne Cunicelli	Director	March 20, 2012

Signature	Title	Date

/s/ WILLIAM J. FEDERICI William J. Federici	Director	March 20, 2012
/s/ GARY J. KURTZMAN Gary J. Kurtzman, M.D.	Director	March 20, 2012
/s/ ROBERT P. ROCHE, JR. Robert P. Roche, Jr.	Director	March 20, 2012

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of NuPathe Inc.	8-K	001-34836	3.1	August 12, 2010

3.2	Bylaws of NuPathe Inc.	8-K	001-34836	3.2	August 12, 2010

4.1	Amended and Restated Investor Rights Agreement, dated as of July 8, 2008, as amended on July 20, 2010 and August 4, 2010	S-1/A	333-166825	4.1	August 5, 2010

4.2	Preferred Stock Warrant, dated as of March 29, 2007, as amended, issued to Oxford Finance Corp.	S-1/A	333-166825	4.2	June 15, 2010

4.3	Form of Warrant to Purchase Shares of Series B Preferred Stock, as amended	S-1/A	333-166825	4.3	June 15, 2010

4.4	Series B Preferred Stock Warrant, dated May 13, 2010, issued to MidCap Funding III, LLC, as amended June 13, 2011	S-1	333-175987	4.4	August 2, 2011

4.5	Series B Preferred Stock Warrant, dated May 13, 2010, issued to Silicon Valley Bank, as amended June 13, 2011	S-1	333-175987	4.5	August 2, 2011

4.6	Warrant to Purchase Stock, dated June 13, 2011, issued to MidCap Funding III, LLC	S-1	333-175987	4.6	August 2, 2011

4.7	Warrant to Purchase Stock, dated June 13, 2011, issued to Silicon Valley Bank	S-1	333-175987	4.7	August 2, 2011

4.9	Registration Rights Agreement, dated as of August 2, 2011, between NuPathe Inc. and Aspire Capital Fund, LLC	8-K	001-34836	4.1	August 2, 2011

			Incorporated by Reference
Exhibit Number							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	*	Patent License Agreement, effective as of July 1, 2006, as amended, between NuPathe Inc. and The Trustees of the University of Pennsylvania	S-1/A	333-166825	10.1	June 15, 2010

10.2	*	Development and License Agreement, dated September 14, 2007, as amended, between NuPathe Inc. and LTS Lohmann Therapie-Systeme AG	S-1/A	333-166825	10.2	July 27, 2010

10.3		Asset Purchase and License Agreement, dated July 8, 2008, between NuPathe Inc. and Travanti Pharma Inc.	S-1/A	333-166825	10.3	June 15, 2010

10.4	*	Feasibility Evaluation Agreement, dated March 19, 2007, as amended, between NuPathe Inc. and Evonik Industries AG, Inc. (as successor to SurModics Pharmaceuticals, Inc.)	S-1/A	333-166825	10.4	July 27, 2010

10.5	*	License Agreement, dated September 23, 2009, between NuPathe Inc. and Evonik Industries AG, Inc. (as successor to SurModics Pharmaceuticals, Inc.)	S-1/A	333-166825	10.5	July 27, 2010

10.6		Secured Subordinated Convertible Note and Warrant Purchase Agreement, dated April 9, 2010, between NuPathe Inc. and the Purchasers named therein	S-1/A	333-166825	10.6	June 15, 2010

10.7		Loan and Security Agreement, effective as of May 13, 2010, by and among MidCap Funding III, LLC, Silicon Valley Bank and NuPathe Inc., as amended June 13, 2011	S-1	333-175987	10.7	August 2, 2011

			Incorporated by Reference
Exhibit Number							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.8		Secured Promissory Note, dated May 13, 2010, made by NuPathe Inc. in favor of MidCap Funding III, LLC (Term A Loan)	S-1/A	333-166825	10.8	June 15, 2010

10.9		Secured Promissory Note, dated May 13, 2010, made by NuPathe Inc. in favor of Silicon Valley Bank (Term A Loan)	S-1/A	333-166825	10.9	June 15, 2010

10.10		Secured Promissory Note, dated June 13, 2011, made by NuPathe Inc. in favor of MidCap Funding III, LLC (Term B Loan)	S-1	333-175987	10.10	August 2, 2011

10.11		Secured Promissory Note, dated June 13, 2011, made by NuPathe Inc. in favor of Silicon Valley Bank (Term B Loan)	S-1	333-175987	10.11	August 2, 2011

10.12	*	Equipment Funding Agreement, dated June 1, 2010, between NuPathe Inc. and LTS Lohmann Therapie-Systeme AG	S-1/A	333-166825	10.11	July 27, 2010

10.13		Common Stock Purchase Agreement, dated August 2, 2011 between NuPathe Inc. and Aspire Capital Fund, LLC	S-1	001-34836	10.31	August 2, 2011

10.14		Office Space Lease, dated January 10, 2008, between NuPathe Inc. and Washington Street Associates II, L.P., as amended on November 1, 2010	S-1	333-166825	10.10	June 15, 2010

10.15	#	Amended and Restated 2005 Equity Compensation Plan, as amended, including forms of Incentive Stock Option Grant, Nonqualified Stock Option Grant and Restricted Stock Grant Agreement thereunder	S-1/A	333-166825	10.12	June 15, 2010

			Incorporated by Reference
Exhibit Number							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.16	#	NuPathe Inc. 2010 Omnibus Incentive Compensation Plan, as amended and restated effective April 11, 2011	Schedule 14-A	001-34836	Appendix A	April 22, 2011

10.17	#	Form of Incentive Stock Option Grant Agreement for awards under NuPathe Inc. 2010 Omnibus Incentive Compensation Plan	10-Q	001-34836	10.2	November 12, 2010

10.18	#	Form of Nonqualified Stock Option Grant Agreement for awards under NuPathe Inc. 2010 Omnibus Incentive Compensation Plan	10-Q	001-34836	10.3	November 12, 2010

10.19	#	Form of Nonqualified Stock Option Grant Agreement for awards to non-employee directors under NuPathe Inc. 2010 Omnibus Incentive Compensation Plan	10-Q	001-34836	10.4	November 12, 2010

10.20	#	Form of Restricted Stock Grant Agreement for awards under NuPathe Inc. 2010 Omnibus Incentive Compensation Plan	10-Q	001-34836	10.5	November 12, 2010

10.21	#	NuPathe Inc. 2010 Employee Stock Purchase Plan	S-1/A	333-166825	10.14	July 21, 2010

10.22	#	Employment Agreement, dated July 8, 2010, between NuPathe Inc. and Jane H. Hollingsworth	S-1/A	333-166825	10.15	July 9, 2010

10.23	#	Employment Agreement, dated July 8, 2010, between NuPathe Inc. and Terri B. Sebree	S-1/A	333-166825	10.16	July 9, 2010

10.24	#	Employment Agreement, dated July 8, 2010, between NuPathe Inc. and Keith A. Goldan	S-1/A	333-166825	10.17	July 9, 2010

			Incorporated by Reference
Exhibit Number							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.25	#	Employment Agreement, dated July 8, 2010, between NuPathe Inc. and Gerald W. McLaughlin	S-1/A	333-166825	10.18	July 9, 2010

10.26	#	Employment Agreement, dated October 7, 2010, between NuPathe Inc. and Michael F. Marino	10-Q	001-34836	10.8	November 12, 2010

10.27	#	Employment Agreement, dated November 1, 2011, between NuPathe Inc. and Bart J. Dunn	10-Q	001-34836	10.2	November 14, 2011

10.28	#	NuPathe Inc. Non-employee Director Compensation Policy	10-K	001-34836	10.26	March 18, 2011

10.29	#	Form of Director Indemnification Agreement	S-1/A	333-166825	10.20	July 9, 2010

10.30	#	List of current directors with a Director Indemnification Agreement in the form provided as Exhibit 10.29	S-1	333-175987	10.30	August 2, 2011

23.1		Consent of KPMG LLP, independent registered public accounting firm	—	—	—	—	X

24.1		Power of Attorney (included in the signature page to this Form 10-K)	—	—	—	—	X

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

Incorporated by Reference
Exhibit Number						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—		†

101.INS	XBRL Instance Document	—	—	—	—		†

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—		†

101.CAL	XBRL Taxonomy Extension Calculation Link Base Document	—	—	—	—		†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—		†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—		†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—		†

*
Certain information in this exhibit has been omitted pursuant to an Order Granting Confidential Treatment issued by the Securities and Exchange Commission.

#
Indicates management contract or compensatory plan or arrangement.

†
Furnished herewith.