Form 10-K
period 2012-12-31
NUPATHE INC.
filed 2013-03-27
CIK 1375200

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, was $28,866,044 as of June 30, 2012, the last day of the registrant's second fiscal quarter for the year ended December 31, 2012, based upon the closing sale price on The NASDAQ Global Market reported for such date. Shares of common stock held by the registrant's officers and directors and by each other person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of March 25, 2013, there were 29,071,164 shares of the registrant's common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement for its 2013 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2012.

NUPATHE INC.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2012

        Unless the context otherwise indicates, references in this Form 10-K to "NuPathe," "the Company," "we," "us" and "our" refer to NuPathe Inc.

        NuPathe®, Zecuity™, SmartRelief™ and LAD™ are trademarks of NuPathe Inc. All other trademarks, trade names and service marks appearing in this Form 10-K are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        All statements contained in, or incorporated by reference into, this Form 10-K that are not historical facts are hereby identified as "forward-looking statements" and include, among others, statements relating to:

  •
  the sufficiency of our cash and cash equivalents to fund our operations and debt service obligations into the fourth quarter of 2013;

  •
  our ability to obtain additional capital in sufficient amounts and on terms acceptable to us, and the consequences of failing to do so;

  •
  future expenses and capital requirements;

  •
  the expected launch of Zecuity in the fourth quarter of 2013;

  •
  our plans to obtain commercial and development partners for Zecuity and our other product candidates, and the timing of any such partnerships;

  •
  our commercialization plans regarding Zecuity and our other product candidates;

  •
  our development, manufacturing and commercialization capabilities;

  •
  our ability to establish and effectively manage our supply chain;

  •
  the performance of our partners and other third parties;

  •
  the rate and degree of market acceptance of Zecuity and any other future products;

  •
  our ability to obtain adequate reimbursement from government and other third party payors for Zecuity;

  •
  the size of the potential markets for Zecuity and our other product candidates and our ability to serve those markets;

  •
  our development plans and ability to obtain marketing approval of NP201 and NP202;

  •
  our ongoing and planned preclinical studies, clinical trials and regulatory submissions (including post-marketing requirements for Zecuity);

  •
  the implication of results from clinical trials and other research activities;

  •
  our ability to acquire or license suitable product candidates or technologies from third parties;

  •
  our ability to obtain and maintain intellectual property protection and the scope of such protection; and

  •
  the effect of legal and regulatory developments in the U.S. and foreign countries;

as well as other statements relating to our expectations, plans and beliefs regarding our future operations, financial performance or financial condition or other future events (including assumptions underlying or relating to any of the foregoing). Forward-looking statements appear primarily in the sections of this Form 10-K entitled "Item 1—Business," "Item 1A—Risk Factors," "Item 2—Properties", "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations", "Item 7A—Quantitative and Qualitative Disclosures About Market Risk," and "Item 8—Financial Statements and Supplementary Data." In some cases, you can identify forward-looking statements by words such as "may," "will," "could," "would," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "project," "potential," "continue," "ongoing," "scheduled" and similar expressions, although not all forward-looking statements contain these identifying words.

i

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

        The forward-looking statements contained in this Form 10-K represent our views only as of the date of this Form 10-K (or any earlier date indicated in such statement). While we may update certain forward-looking statements from time to time, we specifically disclaim any obligation to do so, whether as a result of new information, future developments or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the periodic and current reports that we file with the SEC. Our SEC filings are available free of charge through the "Investor Relations—SEC filings" page of our website at www.nupathe.com and through the SEC's website at www.sec.gov. The information contained on our website, or accessible thereby, is not a part of this Form 10-K.

        The foregoing cautionary statements are intended to qualify all forward-looking statements wherever they may appear in this Form 10-K.For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ii

PART I

ITEM 1.    BUSINESS

Overview

        We are a specialty pharmaceutical company focused on the development and commercialization of branded therapeutics for diseases of the central nervous system, including neurological and psychiatric disorders. Our lead product, Zecuity (sumatriptan iontophoretic transdermal system), was approved by the FDA on January 17, 2013 for the acute treatment of migraine, with or without aura, in adults. In addition to Zecuity, we have two pipeline product candidates, NP201 for the continuous symptomatic treatment of Parkinson's disease, and NP202 for the long-term treatment of schizophrenia and bipolar disorder use our proprietary LAD biodegradable implant technology.

        Zecuity is a single-use, battery-powered patch that actively delivers sumatriptan, the most prescribed migraine medication in the U.S., through the skin. Zecuity is the first patch approved by the FDA for the acute treatment of migraine. We expect to make Zecuity available by prescription in the fourth quarter of 2013 and are actively seeking partnerships to maximize the commercial potential for Zecuity in the U.S. and territories throughout the world.

        Zecuity is designed to overcome limitations of current migraine treatments that are related to route of administration and peak plasma concentrations, and in particular, to address the unmet needs of patients who experience migraine-related nausea (MRN) as part of their attacks. While migraine is commonly associated with a debilitating headache that is the hallmark of a migraine, migraine-related nausea can be a significant source of disability. According to an article by Dr. Richard Lipton in 2013 in Headache, a peer-reviewed medical journal, and based upon an analysis of the American Migraine Prevalence and Prevention (AMPP) Study, 49.5% of migraine patients experience MRN in at least half of their migraine attacks. In this analysis, the patients who frequently experience migraine-related nausea reported more migraine disease burden and impairment to work and life including increased odds of being on medical leave, and reported higher headache pain severity and headache impact compared with patients who infrequently or never experience MRN.

        According to a survey conducted by the National Headache Foundation in 2008, 48% of respondents who ever experienced nausea or vomiting with a migraine reported that the nausea or vomiting had a moderate to major impact on when or how they take their migraine medication. In the same survey, some migraineurs reported they delay taking migraine medication until nausea subsides, while others reported they avoid taking their migraine medication altogether because of nausea and expectation or fear of vomiting. Because Zecuity is administered transdermally, we believe that it will be an attractive treatment option for migraine patients suffering from nausea or vomiting who might otherwise delay or avoid taking oral medication.

        Many patients also avoid or delay treatment because they fear triptan sensation adverse events, which include chest tightness, chest heaviness, numbness of the extremities, paresthesias (or tingling), and panic. According to U.S. prescribing information, the incidence of triptan sensation adverse events referred to as atypical sensations is 42% for subcutaneous injection. For oral sumatriptan, the incidence of triptan sensation adverse events referred to as atypical sensations is up to 6% and those referred to as pain and pressure sensations is up to 8%, depending upon the dose. We developed Zecuity to deliver therapeutic sumatriptan plasma levels without reaching levels commonly associated with an increased prevalence of triptan sensation adverse events. As a result, there was a low incidence of triptan sensation adverse events reported by patients in our clinical trials for Zecuity. In our pivotal Phase III trial, the incidence of atypical sensations was 1.7% and the incidence of pain and pressure sensations was 1.7%.

        According to a 2001 article by Dr. Michel Ferrari published in The Lancet, a peer-reviewed medical journal, clinical trials have demonstrated that at least 40% of migraine patients fail to respond consistently to oral triptans. Based on data from multiple published third party clinical trials, including those described in a 2005 article by Dr. David Dodick published in Headache, a peer-reviewed medical journal, we believe patients' failure to respond consistently results from a variety of causes, including low and inconsistent absorption of oral medication because of reduced gastric motility in migraine patients. Because Zecuity does not depend on gastrointestinal absorption, its absorption is not compromised by reduced gastric motility. As a result, we believe that Zecuity has the potential to provide more consistent relief than oral medications for certain patients that experience reduced gastric motility during their migraine.

        Both of our pipeline product candidates, NP201 and NP202, are designed to deliver therapeutic levels of medication over a period of months with a single dose. NP201, for the continuous symptomatic treatment of Parkinson's disease, utilizes ropinirole, an FDA-approved dopamine agonist, and is designed to provide up to two months of continuous delivery. NP202, for the long-term treatment of schizophrenia and bipolar disorder, is designed to help address the long-standing problem of patient noncompliance by providing three months of continuous delivery of risperidone, an FDA-approved atypical antipsychotic. NuPathe is actively seeking partnerships to maximize the commercial potential for NP201 and NP202 in the U.S. and territories throughout the world, and intends to limit spending on these programs until a development partner is obtained.

Our Strategy

        Our strategy is to develop and commercialize therapeutics for diseases of the central nervous system that can address significant unmet medical needs and overcome limitations of existing products. Key elements of our strategy include:

  •
  preparing for an expected fourth quarter of 2013 launch of Zecuity, the first and only patch approved by the FDA for the acute treatment of migraine;

  •
  securing a commercial partner in advance of the U.S launch of Zecuity, and building a commercial infrastructure to complement that of the partner;

  •
  maximizing the commercial potential of Zecuity, our product candidates and our proprietary technologies in the U.S. and territories throughout the world through partnerships, collaborations, licensing and other strategic transactions; and

  •
  advancing the development of NP201 and NP202 once development partners are obtained.

 Our Product and Product Candidates

        The following table summarizes key information about our Zecuity and our product candidates. We hold worldwide commercialization rights to Zecuity and our product candidates.

Product/ Product Candidate	Indication/ Indications(s) Sought	Description	Development Status
Zecuity	Acute treatment of migraine	Sumatriptan iontophoretic transdermal system (patch)	• Approved by the FDA on January 17, 2013 • Launch expected in 4Q13

NP201	Parkinson's disease	Ropinirole two-month implant	• Preclinical proof of concept and pre-IND toxicology studies completed • IND prepared • Seeking development partner

NP202	Schizophrenia and bipolar disorder	Risperidone three-month implant	• Prototype development in progress • Seeking development partner

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

        Over 13 million prescriptions for medications indicated for acute migraine were filled in the U.S. in the twelve months ended June 2011, according to IMS Health, Incorporated, a pharmaceutical market research firm (IMS). More than 90% of these prescriptions, or approximately 130 million individual units, were for triptans.

Migraine-Related Nausea and Vomiting

        According to an article by Dr. Richard Lipton published in 2013 in Headache, and based upon an analysis of the AMPP Study, approximately half of migraine patients experience MRN in at least half of their migraine attacks. Additionally, according to an article by Dr. Stephen Silberstein published in 1995 in Headache, approximately 32% of patients who had ever experienced MRN, experienced MRN during every migraine attack, approximately 32% of patients who ever vomit do so in at least half of their migraine attacks and approximately 13% vomit in all of their attacks.

        According to an article Dr. Richard Lipton published in 2013 the Journal of Medical Economics, a peer-reviewed journal, patients who frequently experience migraine-related nausea report more migraine disease burden and impairment to work and life, are less satisfied with their current migraine medications and account for higher headache-related healthcare utilization and costs compared with patients who infrequently or never experience migraine-related nausea. This includes a 2.1 times higher direct care costs for neurologists and headache specialists, 5.7 times higher emergency or urgent care use and 8.3 times higher overnight hospital stay costs.

        Additionally, Dr. Hans Christoph-Diener authored two articles that conclude that the presence of migraine-related nausea at the time of migraine treatment with oral triptans reduced the likelihood that patients achieved headache pain relief with such medications. The first article, published in 2004 in Neurology, was based on a retrospective analysis of data from 128 clinical trials including 28,407 migraine patients treated with either oral sumatriptan (generics and Imitrex®) or naratriptan (generics and Amerge®). The second trial, published in 2007 in Cephalalgia, a peer-reviewed medical journal, was based on a retrospective analysis of data from 10 placebo-controlled trials including 8,473 migraine patients treated with oral eletriptan (Relpax®).

Migraine-Associated Gastroparesis

        According to an article by Dr. Sheena Aurora, published in 2006 in Headache, which details a study conducted in 10 subjects with migraine and 10 subjects with no history of migraine, migraine patients experience, to varying degrees, paralysis of the muscles of the stomach, or gastroparesis. Aurora reported that this gastroparesis can result in up to an 80% slower rate of digestion, or gastric motility, in migraine patients. We believe that reduced gastric motility experienced by migraine patients during a migraine may result in low and inconsistent absorption of oral medications and is one of a variety of factors that may cause patients to fail to respond consistently or adequately to such medications.

Triptan Sensation Adverse Events

        Many patients also avoid or delay treatment because they fear triptan sensations adverse, which are adverse events associated with triptan medications. Triptan sensation adverse events include "atypical sensations" and "pain and pressure sensations," which include chest tightness, chest heaviness, numbness of the extremities, paresthesias (or tingling), and panic. According to U.S. prescribing information, the incidence of atypical sensations is 42% for subcutaneous injection. For oral sumatriptan, the incidence of atypical sensations is up to 6% and the incidence of pain and pressure sensations is up to 8%, depending upon the dose.

Acute Treatment of Migraine

        The FDA has approved acute migraine prescription medications in four classes:

  •
  Triptans, including a triptan combination;

  •
  Ergotamines, including dihydroergotamine (DHE);

  •
  Analgesic combinations; and

  •
  A non-steroidal anti-inflammatory drug (NSAID).

        Currently, triptans constitute the most prescribed class of medication for the acute treatment of migraine in the U.S. Sumatriptan, approved by the FDA in 1992, is the most prescribed triptan, according to IMS. There are seven commercially available triptan medications in the U.S. utilizing a variety of routes of administration: tablet, orally disintegrating tablet, nasal spray and subcutaneous injection. Zecuity is the first and only patch approved by the FDA for the acute treatment of migraine.

According to IMS, oral triptans, in tablet and orally disintegrating tablet formulations, accounted for 95% of triptan units sold in the U.S. in the twelve months ended June 2011. Non-oral triptans, in nasal spray and subcutaneous injection formulations, accounted for only 5% of such triptan units.

        The following table summarizes U.S. unit information for the twelve months ended June 2011, by product class, for prescription products indicated for the treatment of acute migraine, based on IMS data:

Product Class	Key Product Brands (Drug)	Route of Administration	Twelve Months Ended June 2011 Units Sold(1) (% Total)
Triptan	• Generic sumatriptan and Imitrex® • Generic rizatriptan and Maxalt® • Zomig® (zolmitriptan) • Relpax® (eletriptan) • Treximet® (sumatriptan/naproxen) • Sumavel DosePro® (subcutaneous sumatriptan)	Tablet, orally disintegrating tablet, nasal spray, subcutaneous injection	128.6 million (88.2)%

Analgesic Combination	• Epidrin®, Midrin®, Migrazone® and generics (isometheptene mucate, dichloralphenazone, acetaminophen) • Prodrin® (acetaminophen, caffeine, isometheptene)	Capsule	13.7 million (9.4)%

Ergotamine	• Migranal® (dihydroergotamine) • DHE-45 and generics (dihydroergotamine) • Cafergot® and generics (dihydroergotamine, caffeine)	Nasal spray, injection, tablet suppository	3.4 million (2.4)%

(1)
A unit represents a single dose of each medication.

Our Solution: Zecuity

        Zecuity (sumatriptan iontophoretic transdermal system) is indicated for the acute treatment of migraine with or without aura in adults. Zecuity is a single-use, battery-powered patch applied to the upper arm or thigh during a migraine. Following application and with a press of a button, Zecuity initiates transdermal delivery (through the skin), bypassing the gastrointestinal tract. Throughout the four-hour dosing period, the microprocessor within Zecuity monitors skin resistance every 20 milliseconds and adjusts drug delivery accordingly to ensure delivery of 6.5 mg of sumatriptan, the most prescribed migraine medication, with minimal patient-to-patient variability.

        Zecuity utilizes our proprietary active transdermal delivery technology that delivers medication through the skin using a process called iontophoresis. We designed Zecuity to overcome the limitations of current migraine treatments that are related to route of administration and peak plasma concentration levels and, in particular, to address the unmet needs of patients who experience MRN as part of their attacks. We believe Zecuity provides patients with the following benefits when compared to alternative migraine therapies:

  •
  Route of administration that circumvents nausea and vomiting.  Because Zecuity is administered transdermally, we believe that it will be an attractive treatment option for migraine patients suffering from nausea or vomiting who might otherwise delay or avoid taking medication. This approach is consistent with the American Academy of Neurology guidelines that recommend non-oral therapies for migraine patients who experience nausea or vomiting as significant migraine symptoms.

  •
  Low incidence of triptan sensation adverse events.  Zecuity delivers therapeutic sumatriptan plasma levels without reaching levels that are commonly associated with an increased prevalence of triptan sensation adverse events. As a result, there was a low incidence of triptan sensation adverse events reported in our clinical trials for Zecuity. In our pivotal Phase III trial, the incidence of atypical sensations was 1.7% and the incidence of pain and pressure sensations was 1.7%. According to U.S. prescribing information, the incidence of atypical sensations is 42% for subcutaneous injection. For oral sumatriptan, the incidence of atypical sensations is up to 6% and the incidence of pain and pressure sensations is up to 8%, depending upon the dose.

  •
  Consistent delivery.  Because Zecuity does not depend on gastrointestinal absorption, its absorption is not compromised by reduced gastric motility, which may present in certain migraine patients. As a result, Zecuity provides consistent drug delivery with low patient-to-patient variability. As a result, we believe that Zecuity may provide for consistent relief than oral medications for certain patients that experience reduced gastric motility during their migraines.

Zecuity Commercial Strategy

        We expect to make Zecuity available by prescription in the U.S. in the fourth quarter of 2013 and are actively seeking partnerships to maximize the commercial potential for Zecuity. Our goal is to secure a commercial partner prior to the launch of Zecuity and to build our commercial infrastructure to complement that of our partner, which may include the hiring and deployment of our own specialty sales force. We expect marketing efforts to be directed at high potential prescribers of Zecuity, primarily consisting of neurologists, headache specialists and those primary care physicians who most frequently treat migraine. We believe these efforts will enable the realization of a significant portion of the commercial opportunity for Zecuity.

        If we hire our own specialty sales force, we may seek to acquire complementary products to market and sell or collaborate with pharmaceutical or biotechnology companies to market and sell their products. We may also seek to commercialize Zecuity outside the U.S., although we currently plan to do so only with a partner.

Zecuity Clinical Program and Post-Marketing Requirements

        Zecuity was approved by the FDA on January 17, 2013 for the acute treatment of migraine with or without aura in adults. Zecuity was approved based upon an extensive development program with phase 3 trials that included 800 patients using more than 10,000 Zecuity patches. In these trials, Zecuity was proven safe and effective at treating migraine and relieving its cardinal symptoms (headache pain, migraine-related nausea and sensitivity to light and sound) two hours after patch activation.

  Pivotal Phase III Clinical Trial

        In the phase 3 pivotal study involving 469 patients, twice as many patients treated with Zecuity achieved freedom from headache pain at two hours compared with placebo (18% and 9%,

respectively). Additionally, 53% of patients treated with Zecuity achieved relief from headache pain and 84% were nausea free at two hours (29% and 63%, respectively, with placebo). Approximately 50% of patients receiving Zecuity (compared to 44% receiving a placebo patch) experienced at least one treatment-emergent adverse event, which is an event that was not present prior to patch application or a worsening of either the intensity or frequency of a symptom following patch application. The most common (greater than 5%) side effects of Zecuity were application site pain, tingling, itching, warmth and discomfort. The incidence of triptan sensation adverse events was low with 1.7% experiencing "atypical sensations" and 1.7% experiencing "pain and other pressure sensations". Most patients experienced some skin redness after removing Zecuity which typically resolved in 24 hours.

  12-Month, Repeat-Use Phase III Trials

        We also completed two 12-month, repeat-use Phase III trials. Zecuity was well tolerated in both of these open label trials by the 662 patients who applied a total of 9,744 patches. The most frequently reported adverse events were application site conditions (44%), primarily application site pain, application site pruritus, application site tingling and application site discoloration. The incidence of triptan sensation adverse events was very low (0.9%).

        Approximately 4% of patients in the repeat-use trials experienced allergic contact dermatitis (ACD). ACD is caused by exposure to a substance or material to which a person has become especially sensitive or allergic. Compared to transdermal delivery systems of currently marketed products, the incidence of ACD with the use of Zecuity is low. Patients who develop ACD from use of Zecuity may have systemic sensitization or other systemic reactions if any sumatriptan-containing product is used and, as a result, may no longer be able to take sumatriptan in any form.

  Post-Marketing Requirements

        As a condition to approval, we agreed to conduct the following post-marketing clinical and non-clinical studies:

Study Description	Expected Start Date	Required Completion Date
Phase I: Open label, single-dose safety, PK and tolerability study of Zecuity in pediatric migraine patients (12 - 17 years)	August 2013	July 2014
Phase III: Efficacy and tolerability of Zecuity in the treatment of acute migraine in adolescents (randomized, double-blind, placebo controlled)	September 2014	December 2015
Phase III: 12 month safety study in the treatment of acute migraine in adolescents (open label)	September 2014	December 2016
Non-clinical: 7 day dermal painting study (mice) using various penetration enhancers to access the dermal carcinogenicity of sumatriptan	May 2013	November 2013
Non-clinical: A dermal carcinogenicity study of sumatriptan succinate in mice to access the dermal carcinogenicity of sumatriptan	May 2014	December 2016

Pipeline Products

        In addition to Zecuity, our current research and development pipeline consists of two preclinical product candidates, NP201 for the treatment of Parkinson's disease, and NP202 for the treatment of schizophrenia and bipolar disorder. We are actively seeking partnerships to maximize the commercial potential of these product candidates in the U.S. and throughout the world, and intend to limit spending on these programs until a development partner is obtained.

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

        The majority of Parkinson's disease patients currently use oral medications that require administration one to three times per day, exposing the patient to varying medication levels. The intermittent dosing of oral medications further complicates treatment, as patients experience periods of "on" after dosing and periods of "off" as the medication wears off. According to a 2009 article by Dr. Fabrizio Stocchi published in Parkinsonism and Related Disorders, a peer-reviewed medical journal, some experts believe that intermittent dosing may result in more frequent and serious adverse events and may hasten the progression of Parkinson's disease by causing harm to the remaining dopamine receptors. As Dr. Stocchi reported, studies suggest that continuous medication delivery may alleviate the symptoms of Parkinson's disease without inducing the abnormal movements caused by too much medication.

        Only two Parkinson's disease medications currently provide for continuous delivery, and neither is approved in the U.S. Duodopa® is a levodopa/carbidopa gel marketed by Abbott Laboratories that requires the surgical insertion of a tube into the patient's small intestine. APO-go® is an injectable apomorphine marketed by Britannia Pharmaceuticals Limited that requires the patient to wear a pump around his or her waist. Because both APO-go and Duodopa are difficult to administer, they are generally reserved for complicated and difficult to control patients.

        NP201 is designed to provide continuous delivery of Parkinson's disease medication in an easy to administer and tolerable dose formulation. NP201 consists of our Long Acting Delivery (LAD) technology combined with ropinirole, a generic, FDA-approved dopamine agonist also known as Requip®. After administration, NP201 is designed to slowly dissolve while releasing ropinirole.

        We have studied NP201 in several animal models. We believe the data from these studies suggest that NP201 can provide continuous, stable medication levels for up to two months. In addition, we completed a proof of concept study in a well-accepted animal model of Parkinson's disease that we believe suggests NP201 has the potential to provide continuous symptomatic relief for up to two months per dose and to decrease the incidence of "on" and "off" adverse events associated with current treatments.

        In March 2010, we met with the FDA to discuss our development plan for NP201. Based on this meeting, we believe that we can submit an NDA for NP201 under Section 505(b)(2) of the FDCA and that the FDA may require only a single successful pivotal Phase III clinical trial for approval.

        We have completed a toxicology study and all activities required for an IND filing for NP201, however, we are seeking a development partner prior to submitting the IND for NP201.

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

        In an attempt to improve patient compliance, physicians administer antipsychotic drugs through depot injections. Depot injections release medication over a longer period than conventional injections or oral medications. Depot injection products include Risperdal Consta® and Invega Sustenna®, both marketed by Johnson & Johnson, and Zyprexa Relprew®, marketed by Eli Lilly & Co. These drugs provide two to four weeks of therapy per dose.

        We believe that NP202 has the potential to provide a significant improvement over existing treatment options for patients suffering from schizophrenia or bipolar disorder because:

  •
  NP202 is designed to provide three months of continuous delivery of risperidone with a single dose. Currently available products provide therapy for only two to four weeks, resulting in frequent physician visits and increasing the risk of non-compliance;

  •
  NP202 is designed to allow a physician to remove the implant at any time during the dosing period. With currently available injectable products, physicians and patients cannot stop therapy, which may discourage some physicians and patients concerned about adverse events; and

  •
  NP202 is designed to be an easy to administer, pre-loaded injectable product that can be stored at room temperature. Risperdal Consta®, an FDA-approved depot injectable product, must be prepared and mixed prior to administration.

        We have developed prototype products and initiated pre-IND activities for NP202.

Our Proprietary Delivery Technologies

        Our current drug development activities use two proprietary medication delivery technologies: SmartRelief and LAD. Zecuity incorporates SmartRelief, while NP201 and NP202 both incorporate LAD. We have certain exclusive worldwide rights to both technologies.

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

        Unlike passive transdermal technologies, which rely on diffusion for medication delivery, iontophoresis controls the amount and rate of medication delivery. Iontophoresis also enables transdermal delivery of a variety of medications that cannot be delivered passively through the skin. It is possible to deliver a variety of different medications, including proteins and peptides, using iontophoresis. Our SmartRelief technology positions us to capitalize on the expanding global transdermal market, which, according to PharmaLive Special Reports, September 2011, a pharmaceutical industry publication, is expected to grow from $21.5 billion in 2010 to $31.5 billion by 2015.

Long-Acting Delivery Technology

        Our LAD technology is designed to improve the control, consistency and convenience of medication delivery. LAD is comprised of a biodegradable polymer matrix using commonly available medical polymers and an active drug, combined to form a small implant for injection just below the skin. The implant may be removed by a physician using a minor surgical procedure if a decision is made to stop therapy.

        To date, we have tested several neuropsychiatric compounds formulated with LAD in multiple animal models. Based on these studies, we believe LAD has the potential to treat patients for one to three months with a single dose of a therapy. As a result, we believe LAD has the potential, to improve medication efficacy and compliance and reduce the incidence of certain adverse events. We have not yet tested LAD in humans.

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

        Our competitors may succeed in developing, acquiring or licensing on an exclusive basis technologies and drug products that are more effective or less costly than Zecuity or any other product candidate that we are currently developing or that we may develop, which could render our products obsolete and noncompetitive. We expect Zecuity and other products that we commercialize to compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price, the level of generic competition and the availability of reimbursement from government and other third party payors. We also expect to face competition in our efforts to identify appropriate collaborators or partners to help commercialize our product candidates in our target commercial markets.

Zecuity

        Zecuity will compete with currently marketed triptans, including Imitrex® (sumatriptan), Maxalt® (rizatriptan), Zomig® (zolmitriptan), Relpax® (eletriptan), Axert® (almotriptan), Frova® (frovatriptan), Amerge® (naratriptan), Treximet® (sumatriptan/naproxen) and Sumavel DosePro® (sumatriptan), as well as generic sumatriptan, the active ingredient in Imitrex, and generic versions of other branded triptans that have lost or will lose their patent exclusivity. Because of the low cost, health insurers may require or encourage use of, and consumers may use, a generic triptan prior to trying Zecuity. Zecuity will also compete with other approved products, including analgesic combinations, NSAIDs and ergotamines, including DHE.

        We believe that Zecuity's features, including its convenient, non-oral route of administration, controlled delivery of medication and consistent dosing, differentiates it from other migraine treatments, particularly for migraine patients suffering from nausea or vomiting.

        In addition to marketed migraine medications, both large and small companies have migraine product candidates in various stages of clinical development. These include Levadex® from MAP Pharmaceuticals, Inc., an inhaled formulation of DHE, and an intranasal powder formulation of sumatriptan from Optinose, both for the treatment of acute migraine. Optinose announced results from a 200 patient Phase III trial in November 2012 and MAP Pharmaceuticals re-submitted its NDA for Levadex to the FDA in 4Q 2011 with a PDUFA date of April 15, 2013. In March 2013, Allergan acquired MAP Pharmaceuticals. . Allergan also markets Botox, which is marketed for the treatment of chronic migraine.

        Our strategy to compete in the migraine market includes:

  •
  Elevating physician awareness of migraine related nausea and its disease burden;

  •
  Highlighting low incidence of triptan sensation adverse events associated with Zecuity;

  •
  Emphasizing consistent delivery of medication with low patient-to-patient variability; and

  •
  Building on physician experience with sumatriptan, the most prescribed migraine medication in the U.S.

NP201 and NP202

        As with Zecuity, each of NP201 and NP202, if approved, will face competition from generic and branded products. Specifically, NP201 will face competition from generic immediate release and extended release versions of ropinirole and the dopamine agonist pramiprexole, as well as from two continuous delivery medications, a levadopa gel and an injectable apomorphine. NP202 will face competition from a variety of branded and generic versions of antipsychotic medications, in addition to several other sustained delivery depot formulations of atypical antipsychotics.

Manufacturing

        We have no manufacturing facilities. All of our manufacturing processes are outsourced to third parties with oversight by our internal managers. We rely on third party contract manufacturers, component fabricators and secondary service providers to manufacture Zecuity and our product candidates. We believe this practice helps us control our expenses, as the construction, maintenance and insurance of pharmaceutical manufacturing facilities requires significant capital.

        We intend to manage our supply chain for Zecuity internally. FDA regulations require that materials be produced under current Good Manufacturing Practices (cGMP). We have established an internal quality control and quality assurance program, including a set of standard operating procedures and specifications that we believe are consistent with cGMP. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. We depend on our third party contract manufacturers and suppliers for continued compliance with cGMP requirements.

        We expect to enter into a commercial manufacturing agreement for Zecuity with a U.S. subsidiary of LTS Lohmann Therapie-Systeme AG (LTS). LTS manufactured our clinical supplies of Zecuity under the terms of a development and license agreement—See "License and Development" section below for additional information. To that end, we funded the purchase by LTS of the machinery that LTS will use to produce the commercial supply of Zecuity. The machinery is customized to the particular manufacturing specifications of Zecuity and is owned by LTS. In order for LTS to produce commercial supply of Zecuity, it must successfully qualify and validate this machinery and the production processes. If we are unable to enter into a commercial manufacturing agreement with LTS in a timely manner, or on acceptable terms, or LTS is unable to qualify and validate the machinery and production processes, our ability to launch and commercialize Zecuity will be delayed, prevented or impaired.

        In addition, we are developing other customized machinery to assemble a key component of Zecuity. Upon completion, the equipment will be installed at a designated third party manufacturer. If we are unable to get this equipment fabricated or the equipment cannot be installed and validated at our third party manufacturer in a timely manner, our ability to launch and commercialize Zecuity will be adversely affected. If this customized equipment or the LTS machinery malfunctions at any time during the production process, the time it may take to secure replacement parts, to undertake repairs and to revalidate the equipment and process could adversely affect our ability to commercially launch Zecuity and meet the commercial demand for Zecuity.

        We also intend to enter into supply agreements with our other critical contract manufacturers, component fabricators and secondary service providers to secure commercial supply for Zecuity, although not all of our suppliers and service providers will be under contract. LTS and some of these suppliers, fabricators and providers will be the sole qualified source of their respective components.

        Supplies for our NP201 and NP202 clinical programs, consisting of LAD and the active ingredients, ropinirole and risperidone, are currently manufactured for us by Evonik Industries AG, Inc. Ropinirole and risperidone are generic and available from multiple sources.

Distribution

        We expect to sell Zecuity to wholesale pharmaceutical distributors, who, in turn, will sell Zecuity to pharmacies, hospitals and other customers. We expect to use a third-party logistics provider for key services related to logistics, warehousing and inventory management, distribution, contract administration and chargeback processing, accounts receivable management and call center management and will seek to leverage the distribution capabilities of any commercial partner that we obtain for Zecuity.

License and Development

        The following are the license and development agreements that we believe are material to the ongoing operations of our business.

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

LTS Lohmann Therapie-Systeme AG

        In September 2007, we entered into a development and license agreement with LTS, which was amended as of April 2008, February 2009 and May 2010. Under the development and license agreement, LTS agreed to perform development activities relating to Zecuity in accordance with an agreed upon development plan and to use commercially reasonable efforts to provide us with supplies for our clinical trials. LTS also has provided us with supplies for our non-clinical use.

        Pursuant to the terms of the development and license agreement, each party exclusively owns any inventions related to such party's existing intellectual property that arise out of the development program. The parties jointly own any joint inventions that arise out of the development program not solely based on one party's existing intellectual property. Each party grants to the other a non-exclusive, royalty-free license under its respective intellectual property for the sole purpose of developing Zecuity. If we execute a commercial manufacturing agreement for Zecuity with LTS, LTS will have the exclusive right to manufacture Zecuity and LTS will grant us an exclusive, worldwide, royalty-free license under LTS's intellectual property to use, import, sell, market and distribute, or have imported, sold, marketed or distributed, Zecuity. If we do not execute a commercial manufacturing agreement with LTS, we may not have access to LTS's proprietary technology and know-how necessary to develop, manufacture or commercialize Zecuity.

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

        In June 2010, we entered into an equipment funding agreement with LTS under which we funded the purchase by LTS of manufacturing equipment for Zecuity. Throughout 2010 and 2011, we funded the purchase of the equipment by making payments to LTS in the aggregate amount of $6.8 million based on exchange rates at the time the payments were made. In the first quarter of 2013, we entered into an amendment to this funding agreement pursuant to which we agreed to fund the purchase of additional manufacturing equipment for Zecuity to increase commercial capacity. We expect to make total payments under this amendment of $0.8 million based on exchange rates in effect at March 1, 2013.

        LTS owns the equipment purchased pursuant to the funding agreement and related amendment and is responsible for its routine and scheduled maintenance and repair. LTS is required to use the purchased equipment solely for fulfilling its obligations to manufacture Zecuity. In addition, LTS is prohibited from encumbering the purchased equipment and may not sell or dispose of such equipment, except that LTS may transfer ownership of it to its affiliate, LTS Lohmann Therapy Systems Partnership L.P. Moreover, if we do not enter into a commercial manufacturing agreement with LTS, LTS must, at its option, either transfer ownership of the equipment to us or refund to us the purchase price of the equipment, less depreciation.

University of Pennsylvania

        We entered into a patent license agreement with the University of Pennsylvania (Penn), which became effective in July 2006 and was amended in May 2007. Under the patent license agreement, Penn granted to us exclusive, worldwide rights under specified Penn patent applications, and patents issuing therefrom, to make, use and sell products using LAD. Under the agreement, we have the right to sublicense, subject to specified conditions, including the payment of sublicense fees. The agreement currently covers NP201 and NP202.

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

 Intellectual Property

        Our success will depend, in part, on our ability to protect our product candidates and technology through patents, trade secrets, proprietary know-how, FDA exclusivity and contractual restrictions on disclosure.

Patents and Patent Applications

        We seek to protect the proprietary position of our product candidates by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to our business. U.S. patents generally have a term of 20 years from the date of filing. Because patent protection is not available for the active pharmaceutical ingredient compounds included in Zecuity, NP201 or NP202, we will need to rely primarily on the protections afforded by device, formulation and method of use patents.

Zecuity

        We exclusively license one issued U.S. patent and its foreign counterparts, and own three issued U.S. patents and six U.S. patent applications and their foreign counterparts. In connection with the FDA's approval of Zecuity, the issued U.S. patent that we license and the three issued U.S. patents that we own were listed in the FDA's Orange Book. See "Section 505(b)(2) New Drug Applications" below for additional information regarding the FDA's Orange Book.

        Our licensed U.S. Patent No. 6,745,071, owned by Travanti, is generally directed towards wearable iontophoretic devices, including Zecuity, that are prepackaged as complete self-contained units that include an active pharmaceutical ingredient to be administered, a provision for isolating moisture sources from the electrodes and from the power source during storage to optimize shelf stability, and a simple, user-friendly mechanism to transfer the active pharmaceutical ingredient and counter ion reservoirs to the electrodes. The expiration date for this patent is in 2023. There are corresponding patents in Australia, Canada and Korea which will also expire in 2023 and corresponding patent applications pending in certain other countries which will expire in 2023 if issued. Under the Travanti asset purchase and license agreement, we have a perpetual, worldwide, exclusive, royalty-free license, in the field of migraine, to Travanti patents, patent applications and know-how that relate generally to iontophoresis.

        Our issued patents include:

  •
  U.S. Patent No. 7,973,058 which is generally directed to methods of treating migraine using an iontophoretic patch containing a triptan. This patent expires in 2027 and there are corresponding patent applications pending in certain select foreign countries which will also expire in 2027, if issued.

  •
  U.S. Patent No. 8,155,737 which is generally directed to methods of treating migraine using an iontophoretic patch by administering sumatriptan to achieve consistent plasma levels with low patient to patient variability. This patent expires in 2028 and there are corresponding patent applications pending in certain select foreign countries which will also expire in 2028, if issued.

  •
  U.S. Patent No. 8,366,600 which is generally directed to methods of treating migraine using an iontophoretic patch by administering a triptan comprising our proprietary hydrogel polyamine formulation. This patent expires in 2029 and there are corresponding patent applications pending in certain select foreign countries which will expire in 2028, if issued.

        Our pending patent applications are generally directed to:

  •
  Methods and devices for treating migraine and migraine related nausea using integrated iontophoretic patches, including Zecuity;

  •
  Active ingredient reservoir formulations, including the Zecuity formulation;

  •
  Electronic control systems and methods for use of the same in delivering an active pharmaceutical ingredient for an integrated iontophoretic patch, including Zecuity; and

  •
  Methods and systems for testing iontophoretic drug delivery systems, including Zecuity.

If these U.S. applications and their foreign corresponding applications that we have filed in select countries issue, we generally expect these patents to expire between 2027 and 2032.

LAD Technology

        We own or exclusively license three issued U.S. patents and seven U.S. patent applications, as well as corresponding foreign patent applications filed in select countries, relating to our LAD product candidates, NP201 and NP202. The U.S. patents and patent applications, and their corresponding foreign applications, if issued, are generally expected to expire between 2021 and 2030. These patents and patent applications include claims generally directed to the LAD technology, as well as the use of the LAD technology in conjunction with various medications in the treatment of certain neurological and psychiatric diseases, including Parkinson's disease, schizophrenia and bipolar disorder.

FDA Marketing Exclusivity

        Under the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, newly approved drugs and indications benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act provides three years of U.S. marketing exclusivity for the approval of new NDAs with new clinical trials for previously approved drugs and supplemental NDAs, for example, for new indications or new dosages or dosage forms of an existing drug, if new clinical investigations are essential to the approval. This three-year exclusivity covers only the new changes associated with the NDA and does not prohibit the FDA from approving ANDAs for drugs containing the original active ingredient. Based on its clinical trial program, Zecuity qualifies for this three-year exclusivity under the Hatch-Waxman Act, which will expire on January 17, 2016.

        Additionally, six months of U.S. marketing exclusivity is available under Section 505A of the FDCA if, in response to a written request from the FDA, a sponsor submits and the agency accepts requested information relating to the use of the approved drug in the pediatric population. This six month pediatric exclusivity period is not a standalone exclusivity period, but rather is added to any existing patent or non-patent exclusivity period for which the drug product is eligible. We intend to seek this additional period of six months exclusivity from the FDA once we successfully complete pediatric clinical trials for Zecuity.

Proprietary Information

        We seek to protect our proprietary information, including our trade secrets and proprietary know-how, by requiring our employees, consultants and other advisors to execute confidentiality agreements upon the commencement of their employment or engagement. These agreements generally provide that all confidential information developed or made known during the course of the relationship with us be kept confidential and not be disclosed to third parties except in specific circumstances. In the case of our employees, the agreements also typically provide that all inventions resulting from work performed for us, utilizing our property or relating to our business and conceived or completed during employment shall be our exclusive property to the extent permitted by law. Where appropriate, agreements we obtain with our consultants also typically contain similar assignment of invention provisions. Further, we generally require confidentiality agreements from business partners and other third parties that receive our confidential information.

        We also have rights to certain third party proprietary processing and manufacturing technologies related to our product candidates. See the section above entitled "License and Development Agreements" for additional information.

Government Regulation

Federal Food, Drug and Cosmetic Act

        Prescription drug products are subject to extensive pre- and post-market regulation by the FDA, including regulations that govern the testing, manufacturing, distribution, safety, efficacy, approval, labeling, storage, record keeping, reporting, advertising and promotion of such products under the FDCA, and its implementing regulations, and by comparable agencies and laws in foreign countries. Failure to comply with applicable FDA or other regulatory requirements may result in civil or criminal penalties, debarment, recall or seizure of products, partial or total suspension of production or withdrawal of the product from the market. The FDA must approve any new unapproved drug or dosage form, including a new use of a previously approved drug, prior to marketing in the U.S. All applications for FDA approval must contain, among other things, information relating to safety and efficacy, pharmaceutical formulation, stability, manufacturing, processing, packaging, labeling and quality control.

New Drug Applications

        Generally, the FDA must approve any new drug before marketing of the drug occurs in the U.S. This process generally involves:

  •
  Completion of preclinical laboratory and animal testing in compliance with the FDA's Good Laboratory Practice (cGLP), regulations;

  •
  Submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin in the U.S.;

  •
  Performance of human clinical trials, including adequate and well-controlled clinical trials, in compliance with Good Clinical Practice (cGCP) requirements and regulations to establish the safety and efficacy of the proposed drug product for each intended use;

  •
  Satisfactory completion of an FDA pre-approval inspection of the product's manufacturing facility or facilities to assess compliance with the FDA's cGMP regulations; and

  •
  Submission to, and approval by, the FDA of an NDA application.

        The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that the FDA will grant approvals for any of our product candidates on a timely basis, if at all. Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of preclinical tests, together with manufacturing information and analytical data, comprise a part of an IND application submission to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns regarding exposure of human research subjects to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND may not result in FDA authorization to commence a clinical trial. In addition, the FDA requires a separate submission to an existing IND for each successive clinical trial conducted during product development. Further, an independent institutional review board (IRB), covering each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the clinical trial until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time, or from time to time, on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. As a separate amendment to an IND, a sponsor may submit a request for a special protocol assessment (SPA), from the FDA. Under the SPA procedure, a sponsor may seek the FDA's agreement on the design, conduct and analyses of, among other things, a clinical trial intended to form the primary basis of an efficacy claim. If the FDA agrees in writing, it may not change its agreement after the clinical trial begins, except in limited circumstances, such as upon identification of a substantial scientific issue essential to determining the safety and effectiveness of a product candidate after commencement of a Phase III clinical trial. If the clinical trial succeeds, the sponsor can ordinarily rely on it as the primary basis for approval with respect to effectiveness. Clinical testing also must satisfy extensive cGCP, regulations, including regulations for informed consent, IRB review and approval, retention of records, submission of clinical data and IND submission.

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

        Sponsors submit the results of product development, preclinical studies and clinical trials to the FDA as part of an NDA. NDAs must also contain extensive manufacturing information and proposed labeling. Upon receipt, the FDA initially reviews the NDA to determine whether it is sufficiently complete to initiate a substantive review. If the FDA identifies deficiencies that would preclude substantive review, the FDA will refuse to accept the NDA and will inform the sponsor of the deficiencies that must be corrected prior to resubmission. If the FDA accepts the submission for substantive review, the FDA typically reviews the NDA in accordance with established time frames. Under the Prescription Drug User Fee Act (PDUFA), the FDA agrees to specific goals for NDA review time through a two-tiered classification system, Priority Review and Standard Review. For a Priority Review application, the FDA aims to complete the initial review cycle in six to eight months. Standard Review applies to all applications that are not eligible for Priority Review. The FDA aims to complete Standard Review NDAs within a ten to twelve month timeframe. We anticipate that any NDA that we may file for our product candidates would receive Standard Review. Review processes often extend significantly beyond anticipated completion dates due to FDA requests for additional information or clarification, difficulties scheduling an advisory committee meeting or FDA workload issues. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to the application's approval. The recommendations of an advisory committee do not bind the FDA, but the FDA generally follows such recommendations.

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

Section 505(b)(2) New Drug Applications

        As an alternate path to FDA approval, particularly for modifications to drug products previously approved by the FDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Act, and permits the submission of an NDA where at least some of the information required for approval comes from clinical trials not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The FDA interprets Section 505(b)(2) of the FDCA to permit the applicant to rely upon the FDA's previous findings of safety and effectiveness for an approved product. The FDA may also require companies to perform additional clinical trials, measurements, or other types of studies or assessments (e.g., bridging studies) to support any change from the previously approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

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

        Notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), over the last few years, some pharmaceutical companies and others have objected to the FDA's interpretation of Section 505(b)(2). If the FDA changes its interpretation of Section 505(b)(2), or if the FDA's interpretation is successfully challenged in court, this could delay or even prevent the FDA from approving any Section 505(b)(2) NDAs that we submit.

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

        For example, under European Union (EU), regulatory systems, sponsors may submit marketing authorizations either under a centralized or mutual recognition procedure. Under the centralized procedure, a single application to the European Medicines Agency (EMEA), leads to an approval granted by the European Commission which permits the marketing of a product throughout the EU. The centralized procedure is mandatory for certain classes of medicinal products, but optional for others. For example, all medicinal products developed by certain biotechnological means, and those developed for cancer and other specified diseases and disorders including neurodegenerative disorders, must be authorized via the centralized procedure. The national procedure is used for products that are not required to be authorized by the centralized procedure. Under the national procedure, an application for a marketing authorization is submitted to the competent authority of one member state of the EU. The holders of a national marketing authorization may submit further applications to the competent authorities of the remaining member states via either the decentralized or mutual recognition procedure. The decentralized procedure enables applicants to submit an identical application to the competent authorities of all member states where approval is sought at the same time as the first application, while under the mutual recognition procedure, products are authorized initially in one member state, and other member states where approval is sought are then requested to recognize the original authorization based upon an assessment report prepared by the original authorizing competent authority. Both the decentralized and mutual recognition procedures should take no longer than 90 days, but if one member state makes an objection, which under the legislation can only be based on a possible risk to human health, the application will be automatically referred to the Committee for Medicinal Products for Human Use (the CHMP), of the EMEA. If a referral for arbitration is made, the procedure is suspended. However, member states that have already approved the application may, at the request of the applicant, authorize the product in question without waiting for the result of the arbitration. Such authorizations will be without prejudice to the outcome of the arbitration. For all other concerned member states, the opinion of the CHMP, which is binding, could support or reject the objection or alternatively could reach a compromise position acceptable to all EU countries concerned. The arbitration procedure may take an additional year before a final decision is reached and may require the delivery of additional data.

        As with FDA approval we may not be able to secure regulatory approvals in Europe in a timely manner, if at all. Additionally, as in the U.S., post-approval regulatory requirements, such as those regarding product manufactures, marketing, or distribution, would apply to any product that is approved in Europe, and failure to comply with such obligations could have a material adverse effect on our ability to successfully commercialize any product.

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

        In addition to regulations in Europe and the U.S., we will be subject to a variety of foreign regulations governing clinical trials and commercial distribution of our products and product candidates.

Third Party Payor Coverage and Reimbursement

        The commercial success of Zecuity and, if and when commercialized, our product candidates will depend, in part, upon the availability of coverage and reimbursement from third party payors at the federal, state and private levels, including U.S. Government payor programs, including Medicare and Medicaid, private health care insurance companies and managed care plans have attempted to control costs by limiting coverage and the amount of reimbursement for particular procedures or drug treatments. The United States Congress and state legislatures from time to time propose and adopt initiatives aimed at cost containment, which could impact our ability to sell our products profitably. Ongoing federal and state government initiatives directed at lowering the total cost of health care will likely continue to focus on healthcare reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid payment systems.

        We expect that the pharmaceutical industry will continue to experience pricing pressures due to these initiatives and the trend toward managed healthcare and the increasing influence of managed care organizations. Our results of operations could be adversely affected by current and future healthcare reforms.

        Some third party payors also require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers that use such therapies. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, the announcement or adoption of these proposals could have a material adverse effect on our ability to obtain adequate prices for Zecuity and operate profitably.

Manufacturing Requirements

        We and our third party manufacturers must comply with applicable FDA regulations relating to FDA's cGMP regulations. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, extensive records and reports, and returned or salvaged products. The manufacturing facilities for our products must meet cGMP requirements to the satisfaction of the FDA pursuant to a pre-approval inspection before we can use them to manufacture our products. We and our third party manufacturers and certain key component suppliers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including untitled letters, warning letters, determinations of product adulteration, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restrictions through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval. Such perceived problems concerning safety or efficacy may arise in the context of clinical studies continued as a result of our post-marketing obligations, reports we or FDA receive from patients and healthcare providers, or literature published by third parties regarding our products or similar products.

Healthcare Fraud and Abuse Laws

        We are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback laws, false claims laws and physician self-referral laws. Violations of these laws are punishable by criminal, civil and/or administrative sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including Medicare, Medicaid and veterans' health programs. Because of the far-reaching nature of these laws, there can be no assurance that the occurrence of one or more violations of these laws would not result in a material adverse effect on our business, financial condition and results of operations. In recent years, federal and state enforcement authorities, including the Justice Department and the Office of Inspector General for the U.S. Department of Health and Human Services, have increased the resources devoted to investigating potential violations of these laws.

  •
  Anti-Kickback Laws.  Our operations are subject to federal and state anti-kickback laws. Certain provisions of the Social Security Act prohibit entities such as us from knowingly and willingly offering, paying, soliciting or receiving any form of remuneration (including any kickbacks, bribes or rebates) in return for the referral of items or services for which payment may be made under a federal health care program, or in return for the recommendation, arrangement, purchase, lease or order of items or services for which payment may be made under a federal health care program. Violation of the federal anti-kickback law is a felony, punishable by criminal fines and imprisonment for up to five years or both. In addition, the Department of Health and Human Services may impose civil penalties and exclude violators from participation in federal health care programs such as Medicare and Medicaid. Violations of the federal anti-kickback law may be used as the basis for claims under the False Claims Act. Many states have adopted similar prohibitions against payments intended to induce referrals of products or services paid by Medicaid or other third party payors, although the specific prohibitions vary from state-to-state.

  •
  Physician Self-Referral Laws.  We also may be subject to federal and/or state physician self-referral laws. Federal physician self-referral legislation (the "Stark law") prohibits, subject to certain exceptions, a physician from referring Medicare or Medicaid patients to an entity to provide designated health services, including, among other things, durable medical equipment and outpatient prescription drugs, when the physician or a member of his immediate family has an ownership or investment interest in or has entered into a compensation arrangement. The Stark law also prohibits the entity receiving the improper referral from billing Medicare for any covered good or service furnished pursuant to an improper referral. The penalties for violations include a prohibition on payment by these government programs and civil penalties for participation in a circumvention scheme. Violations of the Stark Laws may be used as the basis for claims under the False Claims Act. Various states have adopted comparable self-referral laws that have a diverse range of prohibition and exception criteria, and which also contain similar provisions and penalties.

  •
  False Claims.  The federal False Claims Act imposes civil and criminal liability on individuals or entities that submit, cause the submission of, or conspire to file false or fraudulent claims for payment to the government. Violations of the federal False Claims Act may result in penalties equal to three times the damages that the government sustained, civil monetary penalties and exclusion from participation in the federal healthcare programs.

    The federal False Claims Act also allows a private individual to bring a qui tam whistleblower suit on behalf of the government against an individual or entity for violations of the False Claims Act. In a qui tam suit, the private plaintiff is responsible for initiating a lawsuit that may eventually lead to the government recovering money of which it was defrauded. After the private plaintiff has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and become the primary prosecutor. In the event the government declines to join the lawsuit, the private plaintiff may choose to pursue the case alone, in which case the private plaintiff's counsel will have primary control over the prosecution (although the government must be kept apprised of the progress of the lawsuit). In return for bringing the suit on the government's behalf, the statute provides that the private plaintiff is entitled to receive up to 30% of the recovered amount from the litigation proceeds if the litigation is successful plus reasonable expenses and attorneys' fees. Recently, the number of qui tam suits in the health care industry has increased dramatically. In addition, a number of states have enacted laws modeled after the False Claims Act that allow those states to recover money which was fraudulently obtained from the state.

  •
  Other Fraud and Abuse Laws.  The Health Insurance Portability and Accountability Act of 1996 created, in part, two new federal crimes: Health Care Fraud and False Statements Relating to Health Care Matters. The Health Care Fraud statute prohibits the knowing and willful execution of a scheme or artifice to defraud any health care benefit program. A violation of the statute is a felony and may result in fines and/or imprisonment. The False Statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment.

    An increasing number of states are passing legislation requiring the reporting and disclosure of gifts or other value given to health care providers, the disclosure of certain advertising and promotion expenditures, the disclosure of product pricing information, the licensing of sales representatives, the adoption of codes of conduct that meet state requirements and the posting of our compliance plan on our Web site.

    The federal Physician Payment Sunshine Act was passed as part of PPACA. The act requires manufacturers of pharmaceuticals and medical devices to report certain payments or transfer of value to a physician or teaching hospital to the federal government. This includes the cost of meals provided to a physician. It also includes fees and reimbursed expenses associated with contracted services such as speaker programs, advisory boards, and consulting and research related payments. The act also requires that companies report on drug samples distributed by the company. The first report is due on March 31, 2014. This report must capture all reportable physician and teaching hospital spending from August 1, 2013 through December 31, 2013. The statute requires the federal government to make reported information available to the public by September 30, 2014.

    We are required to report pricing information to the Federal and state governments as part of our participation in programs such as the Medicaid Drug Rebate Program, Medicare Part B, and programs run by the Public Health Service, and the Department of Defense. If these reports are not filed in a timely and accurate fashion, we could be subjected to fines and liability.

Other Regulatory Requirements

        With respect to post-market product advertising and promotion, the FDA imposes a number of complex regulations on entities that advertise and promote pharmaceuticals, which include, among other things, standards for direct-to-consumer advertising, industry-sponsored scientific and educational activities and promotional activities involving the Internet, as well as prohibitions on off-label promotion. The FDA has very broad enforcement authority under the FDCA, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing entities to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, civil money penalties and state and federal civil and criminal investigations and prosecutions. Product promotion is often scrutinized in connection with actions and investigations brought under the federal and/or state False Claims Acts; entities investigating in connection with such matters (such as the Justice Department and the Office of Inspector General for the U.S. Department of Health and Human Services) will routinely work with the FDA and/or will consider FDA's regulations regarding product promotion and intended use in determining whether off-label promotion has occurred.

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

Research and Development

        For the years ended December 31, 2012, 2011 and 2010, we spent $10.1 million, $12.4 million and $17.1 million, respectively, on research and development expenses, of which $5.9 million, $7.1 million and $12.2 million, respectively, was for the development of Zecuity, $0.004 million, $0.6 million and $1.1 million, respectively, was for the development of NP201, and $0.1 million, $0.5 million and $0.3, respectively, was for to the development of NP202. The remaining research and development expenses are for amounts incurred that we do not allocate to specific programs, such as personnel related expenses, including salaries and benefits, as well as general fixed costs for our facility and related expenses.

Employees

        As of December 31, 2012, we employed 14 full-time employee equivalents, of which 8 were engaged in research and development and clinical trials and 6 were engaged in administration, finance, commercial, business development and legal. None of our employees is represented by a labor union. Our employees are at-will employees, however, we have entered into agreements with certain of our officers and employees that provide for severance benefits in the event we terminate the individual's employment without cause or the individual resigns for good reason, as defined in such agreements.

Corporate Information

        We were incorporated under the laws of the State of Delaware in January 2005. Our principal executive offices are located at 227 Washington Street, Suite 200, Conshohocken, Pennsylvania 19428 and our telephone number is (484) 567-0130.

Available Information

        We maintain a corporate website at www.nupathe.com. We make available free of charge through our website's "Investor Relations—SEC Filings" page most of our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These materials are available as soon as reasonably practicable after such material is filed with or furnished to the SEC. The public can also obtain these materials from the SEC's website at www.sec.gov and at the SEC's Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Risks Related to Our Financial Condition and Capital Requirements

We need to obtain additional capital to continue as a going concern; failure to obtain such capital may cause us to delay the launch of Zecuity, to curtail and reduce our operations and costs, and to modify our business strategy.

        Our principal sources of liquidity are cash and cash equivalents of $22.6 million as of December 31, 2012. As of December 31, 2012, we had working capital of $19.8 million. During 2012, we used $20.6 million of cash for operating activities and $0.5 million for investing activities, which were partially funded from $20.6 million of net cash provided by financing activities (primarily from the $26.3 million of net proceeds from the October 2012 Financing).

        We believe that our existing cash and cash equivalents will be sufficient to fund our operations, debt service and interest obligations into the fourth quarter of 2013. However, changing circumstances may cause us to consume capital faster than we currently anticipate, and we may need to spend more money than currently expected because of such circumstances. The additional capital that we will require to launch Zecuity and fund our operations and debt service obligations beyond the fourth quarter of 2013 will depend largely upon the timing, scope, terms and structure of any commercial partnership that we are able to enter into for Zecuity because we intend to build our commercial infrastructure to complement that of our partner. There is no assurance that we will be able to secure a commercial partner on acceptable terms or otherwise.

        To meet our capital needs, we intend to raise additional capital through corporate collaborations, partnerships or other strategic transactions, debt or equity financings or other funding opportunities. There can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. Furthermore, the covenants and the pledge of our assets as collateral under the 2012 Term Loan limit our ability to obtain additional debt financing. Until such time as we are able to secure the necessary capital, we intend to limit and delay certain expenditures required for commercialization of Zecuity.

        If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, will result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise additional funds through corporate collaboration, partnership or other strategic transactions, it may be necessary to relinquish valuable rights to Zecuity, our product candidates, our technologies or future revenue streams or to grant licenses or sell assets on terms that may not be favorable to us.

        If we are unable to raise the necessary capital on terms acceptable to us, as and when needed, we will be required to delay the launch of Zecuity and to curtail and reduce our operations and costs and modify our business strategy, and we may be unable to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the year ended December 31, 2012 related to our ability to continue as a going concern.

        We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

Our indebtedness may limit cash flow available to invest in the ongoing needs of our business and our inability to meet our payment obligations may permit our lender to proceed against the collateral granted pursuant to our 2012 Term Loan.

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

        As of December 31, 2012, we had $8.7 million of principal indebtedness, which is shown on our balance sheet net of $0.2 million of debt discount, of which $0.4 million is current and due in 2013, as well as $0.08 million of accrued and unpaid interest outstanding under our loan and security agreement (2012 Term Loan). We may not have sufficient capital or may be unable to arrange for additional capital to pay the amounts due under our 2012 Term Loan or any other borrowings.

        Our obligations under our 2012 Term Loan are secured by a lien on all of our assets, excluding intellectual property, which is subject to a negative pledge. In addition, our cash and investment accounts are subject to account control agreements with the lender that gives them the right to assume control of the account in the event of a default under the 2012 Term Loan. The 2012 Term Loan contains operating covenants including, among others, covenants restricting our ability to incur additional indebtedness, pay dividends or other distributions, effect a sale of any part of our business and merge with or acquire another company. The 2012 Term Loan also includes customary events of default including upon the occurrence of a payment default, a covenant default, a material adverse change (as defined therein) and insolvency. Upon the occurrence of an event of default, the interest on the 2012 Term Loan will be increased by 3% over the rate that would otherwise be applicable. In addition, the occurrence of an event of default could result in the acceleration of our obligations under the 2012 Term Loan as well as grant the lender the right to exercise remedies with respect to the collateral.

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future. We may never become profitable.

        As of December 31, 2012, we had an accumulated deficit of $140.8 million. We are a development-stage specialty pharmaceutical company. Our lead product, Zecuity, was approved by the FDA on January 17, 2013 for the acute treatment of migraine with or without aura in adults. We expect to make Zecuity available by prescription in the fourth quarter of 2013 and, to date, have not generated any revenues. We have funded our operations to date primarily with the proceeds of the sale of common stock, convertible preferred stock, warrants, convertible notes and borrowings under debt facilities. We expect to continue to incur substantial additional operating losses for at least the next several years as we commercialize Zecuity and continue to develop and seek marketing approval for our product candidates. As a result, we expect to continue to incur significant and increasing losses for the foreseeable future.

        To achieve and maintain profitability, we need to generate significant revenues from future product sales. This will require us to be successful in a range of challenging activities, including:

  •
  Commercializing Zecuity and any other product candidates for which we obtain marketing approval; and

  •
  Achieving market acceptance of Zecuity and any other product candidates for which we obtain marketing approval in the medical community and with patients and third party payors.

        Because of the numerous risks and uncertainties associated with commercialization, we are unable to predict the amount of future revenues from Zecuity and extent of any future losses. We may never generate significant future revenues or achieve and sustain profitability.

The sale of our common stock to Aspire Capital may cause dilution to our existing stockholders and the sale of the shares of common stock acquired by Aspire Capital could cause the price of our common stock to decline.

        We have registered 2,901,734 shares of common stock that we may sell to Aspire Capital under our common stock purchase agreement with Aspire Capital (Purchase Agreement), of which 84,866 shares have been issued to Aspire Capital as a commitment fee in consideration for entering into the Purchase Agreement (the Commitment Shares), 70,721 shares were sold to Aspire Capital upon execution of the Purchase Agreement (the Initial Purchase Shares) and 2,746,147 shares that we may elect to sell to Aspire Capital under the Purchase Agreement. It is anticipated that shares registered will be sold over the term of the Purchase Agreement, which ends on August 15, 2013. The number of shares ultimately offered for sale by Aspire Capital is dependent upon the number of shares we elect to sell to Aspire Capital under the Purchase Agreement. Depending upon market liquidity at the time, sales of shares of our common stock under the Purchase Agreement may cause the trading price of our common stock to decline.

        In addition, sales by Aspire Capital of shares acquired pursuant to the Purchase Agreement may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by Aspire Capital or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of sales of our shares to Aspire Capital, and the Purchase Agreement may be terminated by us at any time at our discretion without any penalty or cost to us.

We have a limited operating history, which makes it difficult to evaluate our business and growth prospects.

        We were incorporated in Delaware in January 2005. Our operations to date have been limited to organizing and staffing our company, conducting product development activities for Zecuity and performing preclinical development of our other product candidates. As a company, we have not yet demonstrated an ability to commercialize a product. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully commercializing pharmaceutical products as a company.

        In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Risks Related to Development and Commercialization of Our Product and Product Candidates

We are largely dependent on the commercial success of Zecuity.

        As a company, Zecuity will be the first product that we commercialize. Our ability to generate revenues and become profitable will depend in large part on the commercial success of Zecuity. If Zecuity or any other product that we commercialize in the future does not gain an adequate level of acceptance among physicians, patients and third parties, we may not generate significant product revenues or become profitable. Market acceptance of Zecuity, and any other product that we commercialize, by physicians, patients and third party payors will depend on a number of factors, some of which are beyond our control, including:

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

  •
  The extent and strength of our third party manufacturer and supplier support;

  •
  The extent and strength of marketing and distribution support;

  •
  The limitations or warnings contained in a product's FDA approved labeling; and

  •
  Distribution and use restrictions imposed by the FDA or to which we agree as part of a mandatory risk evaluation and mitigation strategy or voluntary risk management plan.

        For example, even though Zecuity has been approved by the FDA for the acute treatment of migraine with or without aura in adults, physicians and patients may not immediately be receptive to Zecuity and may be slow to adopt it as an accepted treatment for acute migraine. In addition, even though we believe Zecuity has significant advantages to other treatment options, because no head-to-head trials comparing Zecuity to competing products have been conducted, the prescribing information approved by the FDA does not contain claims that Zecuity is safer or more effective than competitive products. Accordingly, promotion of Zecuity will not reflect any comparative advantages that may exist. Further, the availability of numerous inexpensive generic forms of migraine therapy products may also limit acceptance of Zecuity among physicians, patients and third party payors. If Zecuity does not achieve an adequate level of acceptance among physicians, patients and third party payors, we may not generate meaningful revenues from Zecuity and we may not become profitable.

It will be difficult for us to profitably sell Zecuity or any other product that we obtain marketing approval for in the future if reimbursement for such product is limited.

        Market acceptance and sales of Zecuity or any other product that we obtain marketing approval for in the future will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and these third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that reimbursement will be available for Zecuity or any other product that we obtain marketing approval for in the future and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, Zecuity and any other products that we commercialize. Numerous generic products may be available at lower prices than branded therapy products, such as Zecuity, which may also reduce the likelihood and level of reimbursement for Zecuity. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize Zecuity or any other product for which we obtain marketing approval. The active ingredient in Zecuity, sumatriptan, is available as a generic, as are other triptans. Because of the low cost, health insurers may require or encourage use of, and consumers may use, a generic triptan prior to trying Zecuity.

If we are unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell Zecuity, we may be unable to generate product revenues.

        Zecuity was approved by the FDA for the acute treatment of migraine with and without aura in adults on January 17, 2013. We expect to make Zecuity available by prescription in the U.S. in the fourth quarter of 2013. Our goal is to secure a commercial partner prior to the launch of Zecuity and to build our commercial infrastructure to complement that of our partner, which may include the hiring and deployment of our own specialty sales force. In the event we hire our own specialty sales force, we may seek to acquire complementary products to market and sell or collaborate with pharmaceutical or biotechnology companies to market and sell their products. We may also seek to commercialize Zecuity outside the U.S., although we currently plan to do so only with a partner.

        The establishment of our own sales force, commercial infrastructure and related compliance plans to market Zecuity is expensive and time consuming and could delay product launch, and we may not be able to successfully develop this capability. We, or our future collaborators, will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. In the event we are unable to develop the necessary sales and marketing infrastructure, we will not be able to commercialize Zecuity or any other product, which would limit our ability to generate product revenues. Even if we are able to build marketing and sales infrastructure, our sales force and marketing teams may not be successful in commercializing Zecuity or any other product for which we obtain marketing approval in the future.

        To the extent we rely on or partner with third parties to commercialize Zecuity or any other product for which we obtain marketing approval in the future, we may receive less revenue than if we commercialized these products ourselves. In addition, we would have less control over the sales efforts of any other third parties involved in our commercialization efforts. In the event we are unable to partner with a third party marketing and sales organization, our ability to generate product revenues may be limited either in the U.S. or internationally.

We face significant competition from other pharmaceutical and biotechnology companies and from inexpensive generic migraine therapies, as well as branded products. Our operating results will suffer if we fail to compete effectively.

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

        Our competitors may succeed in developing, acquiring or licensing on an exclusive basis technologies and drug products that are more effective or less costly than Zecuity or any other drug candidate that we develop, which could render our products obsolete and noncompetitive. We expect any products that we develop and commercialize to compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price, the level of generic competition and the availability of reimbursement from government and other third party payors. We also expect to face competition in our efforts to identify appropriate collaborators or partners to help commercialize our product candidates in our target commercial markets.

        The majority of marketed prescription products for treatment of acute migraine in the U.S. are in the triptan class in tablet, orally-disintegrating tablet, nasal spray and injectable formulations. The largest selling triptan in units is sumatriptan, with approximately 75.6 million individual units sold in the U.S. during the twelve months ended June 2011, including approximately 9.2 million units attributable to GlaxoSmithKline plc's (GSK), branded sumatriptan products, Imitrex® and Treximet®. There are at least six other branded triptan therapies being sold by pharmaceutical and biotechnology companies.

        Zecuity will face intense competition from inexpensive generic versions of sumatriptan and generic versions of other branded products of competitors that have lost or will lose their patent exclusivity. In addition, we expect other triptan patents to expire between 2013 and 2017. Many of these products are manufactured and marketed by large pharmaceutical companies and are well accepted by physicians, patients and third party payors. Because of the low cost, health insurers likely would require or encourage use of, a generic triptan prior to trying Zecuity.

        In addition to marketed migraine medications, both large and small companies have migraine product candidates in various stages of clinical development. These include Levadex from MAP Pharmaceuticals, Inc., an inhaled formulation of DHE, and an intranasal powder formulation of sumatriptan from Optinose, both for the treatment of acute migraine. Optinose announced positive results from a 200 patient Phase III trial in November 2012 and MAP Pharmaceuticals re-submitted its NDA for Levadex to the FDA in 4Q 2011 with a PDUFA date of April 15, 2013. On March 1, 2013, MAP Pharmaceuticals was acquired by Allergan. Allergan also markets Botox, which is marketed for the treatment of chronic migraine.

        As with Zecuity, each of NP201 and NP202, if approved, will face competition from generic and branded products. Specifically, NP201, a biodegradable, subcutaneous, injectable polymer implant combined with ropinirole, will face competition from generic immediate release and extended release versions of ropinirole and the dopamine agonist pramiprexole, as well as from two continuous delivery medications, a levadopa gel and an injectable apomorphine. NP202, a biodegradable, subcutaneous, injectable polymer implant combined with risperidone will face competition from a variety of branded and generic versions of antipsychotic medications, in addition to several other sustained delivery depot formulations of atypical antipsychotics.

        As a result of all of these factors, our operating results will suffer if we fail to compete effectively.

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

        We may experience numerous unforeseen events during, or as a result of, the clinical trial process, which could delay or prevent us from receiving marketing approval or commercializing our product candidates, including the following:

  •
  Regulators or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site, or may not permit changes to a clinical trial protocol once the clinical trial has been initiated;

  •
  Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional pre-clinical and/or clinical trials or we may abandon projects that we expect to be promising;

  •
  The number of subjects required for our clinical trials may be larger than we anticipate, enrollment in our clinical trials may be slower than we anticipate, or participants may drop out of, or be ineligible for participation in, our clinical trials at a higher rate than we anticipate;

  •
  We might have to suspend or terminate our clinical trials if the participants are being exposed to unacceptable health risks;

  •
  Regulators or institutional review boards may require that we halt, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or our clinical protocols;

  •
  Regulators may refuse to accept or consider data from clinical trials for various reasons, including noncompliance with regulatory requirements or our clinical protocols;

  •
  Meetings with regulators may be a significant expenditure of resources and funding, and may cause delays in or changes to our clinical development programs;

  •
  The cost of our preclinical or clinical trials may be greater than we anticipate;

  •
  We may be required to conduct additional preclinical or clinical trials, or to expand existing trials;

  •
  The supply or quality of our product candidates or other materials necessary to conduct our clinical trials may be insufficient or inadequate; and

  •
  The effects of our product candidates may not be the desired effects or the desired level of effect or may include undesirable side effects or the product candidates may have other unexpected characteristics.

        We expect to conduct additional clinical trials in the future for Zecuity and our other product candidates. Subject enrollment, which is a significant factor in the timing of clinical trials, is affected by a variety of factors, including the following:

  •
  The size and nature of the subject population;

  •
  The proximity of subjects to clinical sites;

  •
  The effectiveness of publicity by clinical trials sites regarding the trial;

  •
  The eligibility criteria for the trial, including factors such as frequency of required assessments, length of the study, and ongoing monitoring requirements;

  •
  The design of the clinical trial;

  •
  Competing clinical trials; and

  •
  Clinicians' and subjects' perceptions as to the potential advantages of the medication being studied in relation to other available therapies, including any new medications that may be approved for the indications we are investigating.

        Furthermore, we plan to rely on clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we have agreements governing their committed activities, we have limited influence over their actual performance. Any delays or unanticipated problems during clinical testing, such as additional monitoring of clinical trials sites, enrollment in our clinical trials being slower than we anticipate or participants dropping out of or being excluded from participation in our clinical trials at a higher rate than we anticipate, could increase our costs, slow down our product development and approval process and harm our business.

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

If we fail to acquire, develop and commercialize additional product candidates, our prospects for future growth and our ability to sustain profitability may be limited.

        A key element of our strategy is to develop and commercialize a portfolio of product candidates in addition to Zecuity. To do so, we plan to obtain additional product candidates or technologies primarily through acquisitions or licenses. We may not be successful in our efforts to identify and develop additional product candidates, and any product candidates we do identify may not produce commercially viable drugs that safely and effectively treat their indicated conditions. To date, our efforts have yielded two product candidates in addition to Zecuity, both of which are in preclinical development.

        Our development programs may initially show promise in identifying potential product leads, yet fail to produce product candidates for clinical development. In addition, identifying new treatment needs and product candidates requires substantial technical, financial and human resources on our part. If we are unable to obtain development partners or additional development program funding or continue to devote substantial technical and human resources to such programs, we may have to delay or abandon these programs. Any product candidate that we successfully identify may require substantial additional development efforts prior to commercial sale, including preclinical studies, extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are susceptible to the risks of failure that are inherent in pharmaceutical product development.

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

  •
  Companies that perceive us to be their competitors may be unwilling to assign or license their product rights to us; or

  •
  We may be unable to identify suitable products or product candidates within our areas of expertise; or

  •
  We may not have sufficient funds to acquire, develop or commercialize additional products or technologies.

Product liability lawsuits could divert our resources, result in substantial liabilities and reduce the commercial potential of Zecuity or any other products that we commercialize.

        The risk that we may be sued on product liability claims is inherent in the development of pharmaceutical products. We will face an even greater risk as we commercialize Zecuity. If we cannot successfully defend ourselves against claims that our products or our product candidates, cause injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, these lawsuits may:

  •
  Expose us to adverse publicity;

  •
  Decrease demand for any products that we successfully develop;

  •
  Cause clinical trial participants to withdraw from clinical trials or be reluctant to enroll;

  •
  Divert our management or partners from pursuing our business strategy;

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

        We may enter into agreements with third parties for the development and commercialization of Zecuity and possibly other products in international markets. If we do so, we would be subject to additional risks related to entering into international business relationships, including:

  •
  Differing regulatory requirements in foreign countries including, among others, requirements relating to drug approvals, reimbursement and sales and marketing practices;

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

These and other risks may materially adversely affect our ability to develop and commercialize products in international markets and may harm our business.

Risks Related to Our Dependence on Third Parties

We use third parties to manufacture Zecuity and our product candidates, and the machinery to produce the commercial supply of Zecuity must be designed, built and validated. This may increase the risk that we will not have sufficient quantities of Zecuity or our product candidates or such quantities at an acceptable cost, which could result in the commercialization of Zecuity and the development of our product candidates being delayed, prevented or impaired.

        We do not own or operate, and have no plans to establish, any manufacturing facilities for our product candidates. We lack the resources and the capabilities to manufacture Zecuity or any of our product candidates on a clinical or commercial scale. If we are unable to enter into commercial manufacturing agreements with LTS and certain other third party manufacturers and suppliers for the commercial supply of Zecuity in a timely manner, or on acceptable terms, our ability to commercialize Zecuity will be delayed, prevented or impaired. Even if we enter into these agreements, LTS and several of our other manufacturers and suppliers will be single source suppliers to us for a significant period of time. In particular, LTS manufactures Zecuity using sumatriptan and components that we purchase from third parties. Although LTS has considerable experience in the manufacture of passive transdermal drug patches, it has not manufactured active transdermal patches other than Zecuity.

        Because we outsource all of our manufacturing processes, there is no guarantee that there will be sufficient supplies to fulfill our requirements or that we may obtain such supplies on acceptable terms. Although we intend to enter into agreements with our critical manufacturers, component fabricators and secondary service providers to secure commercial supply of Zecuity, not all of our suppliers and service providers will be under contract. Any delays in obtaining adequate supplies of our product candidates could limit our ability to meet commercial demand for Zecuity

        The machinery that LTS will use to produce the commercial supply of Zecuity is customized to the particular manufacturing specifications of Zecuity. If LTS is unable to qualify and validate this equipment in a timely manner, our ability to launch and commercialize Zecuity will be compromised significantly. If this customized equipment malfunctions at any time during the production process, the time it may take LTS to secure replacement parts, to undertake repairs and to revalidate the equipment and process could limit our ability to meet the commercial demand for Zecuity.

        In addition, we are developing another customized piece of machinery to assemble a key component of Zecuity. Upon completion, the equipment will be installed at a designated third party manufacturer. If we are unable to get this equipment fabricated or the equipment cannot be validated at our third party manufacturer in a timely manner, our ability to launch and commercialize Zecuity will be adversely affected. If this customized equipment malfunctions at any time during the production process, the time it may take to secure replacement parts, to undertake repairs and to revalidate the equipment and process could adversely affect our ability to commercially launch Zecuity and meet the commercial demand for Zecuity.

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

        Our suppliers are subject to regulatory requirements, covering manufacturing, testing, quality control, and record keeping relating to our product candidates, and subject to ongoing inspections by the regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions to our manufacturing capacity while we seek to secure another supplier that meets all regulatory requirements.

We rely on third parties to conduct aspects of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed in obtaining or ultimately not be able to obtain marketing approval for our product candidates.

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

        As CROs are not our employees, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and preclinical programs in which they are engaged to perform. If the CROs we engage do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the data they provide is compromised due to the failure to adhere to regulatory requirements or for other reasons, then our development programs may be extended, delayed or terminated, or we may not be able to obtain marketing approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed and our costs could increase.

Any collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.

        We are actively seeking partnerships, collaborations and other strategic transactions to maximize the commercial potential of Zecuity, our product candidates and our proprietary technologies in the U.S. and territories throughout the world. We may enter into such arrangements on a selective basis depending on the merits of retaining commercialization rights for ourselves as compared to entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies for Zecuity and each of our product candidates and technologies, both in the U.S. and internationally. We face competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we choose to enter into such arrangements. The terms of any collaborations or other arrangements that we may establish may not be favorable to us.

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

Risks Related to Regulatory Matters

If we are unable to obtain marketing approval for NP201 and NP202, we will not be able to commercialize such product candidates and our business may be harmed.

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

        The process of obtaining marketing approvals is expensive and often takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved and the nature of the disease or condition to be treated. We may fail to obtain marketing approval for our product candidates for many reasons, including the following:

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

        This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain marketing approval to market our product candidates, which could harm our business, results of operations and prospects.

We will continue to face extensive regulatory requirements and our products may face future development and regulatory difficulties.

        FDA may impose significant restrictions on a product's indicated uses or marketing, including risk evaluation and mitigation strategies, or impose ongoing requirements, including with respect to:

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

Although we have obtained marketing approval for Zecuity, adverse effects discovered after approval could limit the commercial profile of Zecuity or any other product we develop.

        Although we have obtained marketing approval for Zecuity, we or others may later discover, after use in a larger number of subjects for longer periods of time than in clinical trials, that Zecuity or any other product that we commercialize could have adverse effect profiles that limit their usefulness or require their withdrawal. This discovery could have a number of potentially significant negative consequences, including:

  •
  Regulatory authorities may withdraw their approval of the product;

  •
  Regulatory authorities may require the addition of labeling statements, such as black box or other warnings or contraindications, or may expand our post-marketing obligations;

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

  •
  We could be sued and held liable for harm caused to subjects; and

  •
  Our reputation may suffer.

        Any of these events could prevent us from maintaining market acceptance of the affected product and could substantially increase the costs of commercializing such product.

If the manufacturing facilities of our third party manufacturers and suppliers are not maintained in a manner that is compliant with cGMP requirements, we may need to find alternative manufacturers and suppliers which could result in Zecuity supply interruptions, additional costs and lost revenues.

        The facilities of our manufacturers must be maintained in a manner compliant with cGMP requirements, including favorable inspection reports. We do not control the manufacturing process of Zecuity and are dependent on third party manufacturers for compliance with the FDA's requirements for manufacture of Zecuity. If our manufacturers cannot successfully manufacture material components and finished products that conform to our specifications and the FDA's strict regulatory requirements, they may not be able to maintain FDA approval for their manufacturing facilities. If these facilities cannot maintain compliance with FDA requirements, we may need to find alternative manufacturing facilities, which could result in Zecuity supply interruptions and substantial additional costs as a result of such delays, including costs with respect to finding alternative manufacturing facilities, and lost revenues.

Even though Zecuity has received marketing approval by the FDA in the U.S., we may never receive marketing approval or commercialize Zecuity or any other products outside the U.S.

        In order to market Zecuity or any other product candidate outside the U.S., we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. The marketing approval process in other countries may include all of the risks associated with obtaining FDA approval in the U.S., as well as other risks. For example, legislation analogous to Section 505(b)(2) of the FDCA in the U.S., which relates to the ability of an NDA applicant to use published data not developed by such applicant, does not exist in other countries. In territories where data is not freely available, we may not have the ability to commercialize our products without negotiating rights from third parties to refer to their clinical data in our regulatory applications, which could require the expenditure of significant additional funds. Further, we may be unable to obtain rights to the necessary clinical data and may be required to develop our own proprietary safety and effectiveness dossiers. In addition, in many countries outside the U.S., it is required that a product receives pricing and reimbursement approval before the product can be commercialized. This can result in substantial delays in such countries.

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

Our relationships with physicians, customers and payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

        Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any product that we commercialize. Our arrangements with third party payors and customers will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute Zecuity and any other product we commercialize. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

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

        Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations are costly. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities conducted by our sales team in the sale of Zecuity, are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

        In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell Zecuity or any other product that we commercialize.

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

        Additionally, in March 2010, President Obama signed into law the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Health Care Reform Law revised the definition of "average manufacturer price" for reporting purposes, which increased the amount of Medicaid drug rebates to states. Further, beginning in 2011, the new law imposed a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners. We will not know the full effects of the Health Care Reform Law until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the effect of the Health Care Reform Law, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

        More recently, in July 2012, President Obama signed into law the Food and Drug Administration Safety and Innovation Act (FDASIA), which, in addition to reauthorizing PDUFA and amending other provisions that were scheduled to sunset, established new user fee statutes for generic drugs and biosimilars, including a new fee for Drug Master Files and product and establishment fees for manufacturers of generic drugs. These fees may impact our manufacturers and/or suppliers, potentially resulting in increased costs to manufacture our products. FDASIA also emphasizes drug safety, such as enhancing FDA's inspection authority and oversight of the drug supply chain. This renewed focus on drug safety and enhanced authority to inspect and enforce cGMP requirements may result in additional regulatory burdens and operating costs, and may also impact timelines for product production, marketing, distribution, and availability, to the extent that any concerns are detected during FDA's inspections of our manufacturers.

        Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. Litigation involving the regulation and marketing of pharmaceutical products also could impact promotional activities and labeling. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed (whether as a result of legislation or litigation), or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the United States Congress of the FDA's approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Our development and commercialization strategy for NP201 and NP202 depends, in part, upon the FDA's prior findings of safety and effectiveness of ropinirole and risperidone based on data not developed by us, but which the FDA may rely upon in reviewing our NDA.

        The Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from clinical trials not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The FDA interprets Section 505(b)(2) of the FDCA, for purposes of approving an NDA, to permit the applicant to rely upon the FDA's previous findings of safety and effectiveness for an approved product. The FDA may also require companies to perform additional clinical trials or measurements to support any change from the previously approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant. Similar to Zecuity, we intend to submit the NDA for NP201 and NP202 under Section 505(b)(2), and as such the NDA will rely, in part, on the FDA's previous findings of safety and effectiveness for ropinirole and risperidone. Even though we may be able to take advantage of Section 505(b)(2) to support potential U.S. approval for NP201 and NP202, the FDA may require us, to perform additional clinical trials or measurements to support approval. In addition, notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), over the last few years, some pharmaceutical companies and others have objected to the FDA's interpretation of Section 505(b)(2). If the FDA changes its interpretation of Section 505(b)(2), or if the FDA's interpretation is successfully challenged in court, this could delay or even prevent the FDA from approving any Section 505(b)(2) NDAs that we submit. Such a result could require us to conduct additional testing and costly clinical trials, which could substantially delay or prevent the approval and launch of our products.

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

        We exclusively license one issued U.S. patent, and its foreign counterparts, and own three issued U.S. patents. Our licensed U.S. Patent No. 6,745,071, owned by Travanti, is generally directed towards wearable iontophoretic devices, including Zecuity, that are prepackaged as complete self-contained units that include an active pharmaceutical ingredient to be administered, a provision for isolating moisture sources from the electrodes and from the power source during storage to optimize shelf stability, and a simple, user-friendly mechanism to transfer the active pharmaceutical ingredient and counter ion reservoirs to the electrodes. Our issued patents include:

  •
  U.S. Patent No. 7,973,058 which is generally directed to methods of treating migraine using an iontophoretic patch containing a triptan.

  •
  U.S. Patent No. 8,155,737 which is generally directed to methods of treating migraine using an iontophoretic patch by administering sumatriptan to achieve consistent plasma levels with low patient to patient variability.

  •
  U.S. Patent No. 8,366,600 which is generally directed to methods of treating migraine using an iontophoretic patch by administering a triptan comprising our proprietary hydrogel polyamine formulation.

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

        We and our licensors have filed and are actively pursuing applications for additional patents in the U.S. and in foreign jurisdictions. However, pending patent applications may not result in the issuance of patents or the scope of patent protection that we have requested, and we may not develop additional proprietary products which are patentable. Further, if we encounter delays in our development or clinical trials, the period of time during which we could market our products under patent protection would be reduced.

        Because the composition of matter patent covering the active pharmaceutical ingredient of Zecuity has expired, competitors will be able to offer and sell products with the same active pharmaceutical ingredient as Zecuity so long as these competitors do not infringe any other patents that may be issued to or licensed by us, or violate any marketing exclusivity period that may be granted. Similarly, the composition of matter patents covering the active ingredients of our NP201 and NP202 product candidates have expired, and competitors will be able to offer and sell products with the same active pharmaceutical ingredients as these product candidates products so long as these competitors do not infringe any other patents that we hold or may obtain in the future, including any product, formulation and method of use patents, or violate any marketing exclusivity period that may be granted.

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

        In addition, we are required to pay Penn annual license maintenance fees of up to $50,000 and to commit at least $250,000 annually towards the development and commercialization of licensed products, until the first commercial sale of the first licensed product.

        We may become obligated to make a milestone payment, maintenance fee or other payment when we do not have the cash on hand to make such payment, which could require us to delay our clinical trials, curtail our operations, scale back our commercialization and marketing efforts or seek additional capital to meet these obligations on terms unfavorable to us.

        Our failure to comply with the requirements of these license agreements, including our milestone payment, maintenance fees and other obligations, could result in the termination of such agreements, in which case we might not be able to develop or market any product that is covered by the license. Even if we contest any such termination and are ultimately successful, our results of operations and stock price could suffer.

Our ability to pursue the development and commercialization of Zecuity is significantly dependent upon obtaining a license of LTS's intellectual property.

        Our development and license agreement with LTS provides that if we enter into a commercial manufacturing agreement with LTS, LTS will have the exclusive right to manufacture Zecuity and LTS will grant us an exclusive, worldwide, royalty-free license under LTS's intellectual property to use, import, sell, market and distribute Zecuity. We may not enter into a commercial manufacturing agreement with LTS on commercially reasonable terms, if at all. If we do not enter into a commercial manufacturing agreement with LTS, we may not have access to LTS's proprietary technology and know-how to manufacturer Zecuity. In this situation, we would need to develop equivalent or alternative intellectual property, which will significantly delay our commercialization of Zecuity and entail significant additional cost.

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

        Our ability to compete in the highly competitive pharmaceutical and biotechnology industries depends in large part upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. Competition for skilled personnel in our market is very intense because of the numerous pharmaceutical and biotechnology companies that seek similar personnel. These companies may have greater financial and other resources, offer a greater opportunity for career advancement and have a longer history in the industry than we do. We also experience competition for the hiring of our scientific and clinical personnel from universities and research institutions. We do not maintain "key person" insurance for any of our employees. The loss of the services of any of our executive officers or other key employees could potentially harm our business, operating results or financial condition.

We will need to grow our organization to commercialize Zecuity, and we may experience difficulties in managing this growth, which could disrupt our operations.

        As of December 31, 2012, we employed 14 full-time employee equivalents. We expect to make Zecuity available by prescription in the U.S. in the fourth quarter of 2013. We expect to expand our employee base for managerial, operational, sales, marketing, financial and other personnel as we prepare to commercialize Zecuity. Our goal is to secure a commercial partner prior to the launch of Zecuity and to build our commercial infrastructure to complement that of our partner, which may include the hiring and deployment of our own specialty sales force. Future growth will likely impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the commercialization of Zecuity or development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize Zecuity and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Risks Related to Ownership of Our Common Stock

The market price of our common stock has been, and may continue to be, highly volatile.

        The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including the following:

  •
  Our ability to secure a commercialization partner on favorable terms for Zecuity;

  •
  Our ability to raise additional capital on favorable terms to launch Zecuity and continue as a going concern;

  •
  Our ability to manufacture commercial supply and launch Zecuity;

  •
  Our ability to obtain adequate reimbursement from government and other third party payors for Zecuity;

  •
  The commercial success of Zecuity;

  •
  Results of clinical trials of our product candidates or those of our competitors;

  •
  Changes or developments in laws or regulations applicable to our product candidates;

  •
  Introduction of competitive products or technologies;

  •
  Failure to meet or exceed financial or operational projections we provide to the public;

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

        To our knowledge, as of January 31, 2013, our executive officers, directors and 5% stockholders and their affiliates owned approximately 59% of our outstanding voting stock. As a result, these stockholders will have significant influence and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire.

Future sales of shares of our common stock, including shares issued upon the exercise of currently outstanding options and warrants could negatively affect our stock price.

        A substantial portion of our outstanding common stock can be traded without restriction at any time. The sale of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell such shares, could reduce the market price of our common stock. In addition, we have 14,403,716 shares that are subject to outstanding warrants and 1,289,843 shares that are subject to outstanding options that were in-the-money on January 31, 2013. The exercise of these warrants and options and the subsequent sale of the underlying common stock could cause a decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

ITEM 2.    PROPERTIES

        Our principal executive offices are located in Conshohocken, Pennsylvania, where we occupy approximately 11,075 square feet of office space and 240 square feet of storage space pursuant to a lease that ends on June 30, 2013. We believe this facility is adequate and suitable for our current needs, however, we may obtain additional space in connection with the commercial launch of Zecuity.

ITEM 3.    LEGAL PROCEEDINGS

        We are not a party to any pending legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is listed on The NASDAQ Global Market under the symbol "PATH". The following table sets forth the high and low closing sales prices per share for our common stock for the periods indicated, as reported by The NASDAQ Global Market:

Year Ended December 31, 2012:	High	Low
First Quarter	$4.84	$1.87
Second Quarter	$4.09	$3.03
Third Quarter	$4.42	$3.23
Fourth Quarter	$3.71	$2.57

Year Ended December 31, 2011:	High	Low
First Quarter	$9.09	$7.21
Second Quarter	$8.60	$6.65
Third Quarter	$7.57	$2.02
Fourth Quarter	$3.12	$1.60

Holders of Record

        As of February 28, 2013, there were approximately 57 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

        We have never paid or declared any cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay cash dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with, and is qualified by reference to, our audited financial statements and related notes thereto and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The statement of operations data and statement of cash flows data for the years ended December 31, 2012, 2011 and 2010 and the balance sheet data as of December 31, 2012 and 2011 have been derived from our audited financial statements and related notes, which are included elsewhere in this Form 10-K. The statement of operations data and statement of cash flows data for the years ended December 31, 2009 and 2008 and the balance sheet data as of December 31, 2010, 2009 and 2008 have been derived from audited financial statements which do not appear in this Form 10-K. Our historical results and financial condition are not necessarily indicative of the results or financial condition that may be expected in the future.

	Years Ended December 31,
Statement of operations data:	2012	2011	2010	2009	2008
	(in thousands, except share and per share data)
Revenue	$—	$—	$650	$—	$—

Operating expenses:
Research and development	10,149	12,407	17,064	11,310	8,815
Acquired in-process research and development	—	—	—	—	5,500
Selling, general and administrative	10,884	9,416	4,772	3,142	3,075

Total operating expenses	21,033	21,823	21,836	14,452	17,390

Loss from operations	(21,033)	(21,823)	(21,186)	(14,452)	(17,390)
Interest income(expense), net	(1,556)	(1,411)	(3,671)	(1,290)	(121)
Change in fair value of warrants	(1,287)	—	—	—	—
Loss on debt extinguishment	(799)	—	—	—	—

Loss before tax benefit	(24,675)	(23,234)	(24,857)	(15,742)	(17,511)
Income tax benefit	141	47	500	151	—

Net loss	(24,534)	(23,187)	(24,357)	(15,591)	(17,511)
Deemed dividend	(13,250)	—	—	—	—
Accretion of redeemable convertible preferred stock	—	—	(2,533)	(3,617)	(2,330)

Net loss applicable to common stockholders	$(37,784)	$(23,187)	$(26,890)	$(19,208)	$(19,841)

Basic and diluted net loss per common share	$(2.48)	$(1.58)	$(4.39)	$(50.31)	$(51.98)

Weighted average basic and diluted common shares outstanding	15,210,047	14,630,125	6,126,123	381,789	381,681

	As of December 31,
Balance sheet data:	2012	2011	2010	2009	2008
	(in thousands)
Cash and cash equivalents	$22,570	$23,059	$38,918	$3,927	$8,368
Working capital	19,847	10,995	34,142	1,527	6,285
Total assets	30,607	30,849	43,753	5,009	9,776
Long-term debt	8,102	5,481	3,704	—	782
Redeemable convertible preferred stock	—	—	—	55,538	41,809
Convertible preferred stock	7,255	—	—	—	—
Total stockholders' equity (deficit)	3,013	12,971	34,265	(54,474)	(36,141)

	Years Ended December 31,
Statement of cash flows data:	2012	2011	2010	2009	2008
	(in thousands, except share and per share data)
Net cash used in operating activities	$(20,614)	$(20,917)	$(18,404)	$(13,567)	$(12,274)
Net cash used in investing activities	(477)	(3,546)	(3,485)	(29)	(5,627)
Net cash provided by financing activities	20,602	8,604	56,880	9,155	22,439

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read together with our audited financial statements and related notes appearing elsewhere in this Form 10-K.

Overview

        We are a specialty pharmaceutical company focused on the development and commercialization of branded therapeutics for diseases of the central nervous system, including neurological and psychiatric disorders. Our lead product, Zecuity (sumatriptan iontophoretic transdermal system), was approved by the FDA on January 17, 2013 for the acute treatment of migraine with or without aura in adults. Zecuity is a single-use, battery-powered patch that actively delivers sumatriptan, the most prescribed migraine medication, through the skin. Zecuity is the first patch approved by the FDA for the acute treatment of migraine. We designed Zecuity to overcome limitations of current migraine treatments that are related to route of administration and peak plasma concentrations, and in particular, to address the unmet needs of patients who experience migraine-relating nausea (MRN) as part of their attacks. We expect to make Zecuity available by prescription in the U.S. in the fourth quarter of 2013.

        We are actively seeking partnerships to maximize the commercial potential for Zecuity. Our goal is to secure a commercial partner prior to the launch of Zecuity and to build our commercial infrastructure to complement that of our partner, which may include the hiring and deployment of our own specialty sales force. If we hire our own specialty sales force, we may seek to acquire complementary products to market and sell, or collaborate with pharmaceutical or biotechnology companies to market and sell their products. We may also seek to commercialize Zecuity outside the U.S., although we currently plan to do so only with a partner.

        We also have two proprietary product candidates in preclinical development that address large market opportunities. NP201, for the continuous symptomatic treatment of Parkinson's disease, utilizes ropinirole, an FDA-approved dopamine agonist, and is designed to provide up to two months of continuous delivery. NP202, for the long-term treatment of schizophrenia and bipolar disorder, is designed to help address the long-standing problem of patient noncompliance by providing three months of continuous delivery of risperidone, an FDA-approved atypical antipsychotic. We are actively seeking partnerships to maximize the commercial potential for NP201 and NP202 in the U.S. and territories throughout the world and currently intend to limit spending on these programs until a development partner is obtained.

Liquidity and Capital Resources

        We were incorporated in the State of Delaware in January 2005 and are a development-stage company. Since our inception, we have invested a significant portion of our efforts and financial resources in the development of Zecuity. Zecuity is the only product for which we have received marketing approval from the FDA, and to date we have not marketed, distributed or sold any products. As a result, we have generated no product revenue and have never been profitable. Our net loss for the years ended December 31, 2012, 2011 and 2010 was $24.5 million, $23.2 million and $24.4 million, respectively. As of December 31, 2012, we had an accumulated deficit of $140.8 million.

        We have funded our operations to date primarily with the proceeds of the sale of common stock, convertible preferred stock, warrants, convertible notes and borrowings under credit facilities. From inception through December 31, 2012, we have received net proceeds of $128.0 million from the sale of common stock, convertible preferred stock, warrants and convertible notes. In October 2012, we received net proceeds of $26.3 million from the sale of 14 million units of our securities (the October 2012 Financing). The per unit purchase price was $2.00, and each unit consisted of one one-thousandth (1/1,000) of a share of our newly-designated Series A Preferred Stock, par value $0.001 per share, and a five-year warrant to purchase one share of our common stock, par value $0.001 per share, at an exercise price of $2.00 per share. All shares of Series A Preferred Stock have converted into common stock.

        In connection with the October 2012 Financing, we undertook certain cost containment measures in order to focus our expenditures on gaining FDA approval of Zecuity, securing commercial partners and select pre-launch activities. The cost containment measures included, among others:

  •
  the elimination of 15 full-time-equivalent positions in our workforce;

  •
  the reduction in expenditures relating to commercialization activities for Zecuity and our earlier stage product candidates; and

  •
  the delay of the filing of an Investigational New Drug application for NP202 until a development partner is obtained.

        In November 2012, we entered into a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (Hercules) pursuant to which we obtained an $8.5 million term loan (Term Loan). We used $7.75 million of the Term Loan proceeds to repay in full the term loans outstanding under our Term Loan Facility with MidCap Funding III, LLC and Silicon Valley Bank and the Term Loan Facility was terminated. As of December 31, 2012, the principal balance of the Term Loan was $8.5 million and we are in compliance with all of the debt covenants.

        We expect to continue to incur substantial additional operating losses for at least the next several years as we commercialize Zecuity and continue to develop our product candidates. Our future capital needs will depend on many factors, including:

  •
  the extent to which we are successful in obtaining a commercial partner for Zecuity and the timing, scope, terms and structure of such partnership;

  •
  the cost, scope and timing of activities undertaken for commercialization of Zecuity;

  •
  the extent to which we are successful in establishing collaboration, co-promotion, distribution or other similar arrangements for our product candidates;

  •
  the scope, progress, results and costs of development for our product candidates; and

  •
  the extent to which we acquire or invest in new products, businesses and technologies.

        Our principal sources of liquidity are cash and cash equivalents of $22.6 million as of December 31, 2012. As of December 31, 2012, we had working capital of $19.8 million. During 2012, we used $20.6 million of cash for operating activities and $0.5 million for investing activities, which were partially funded from $20.6 million of net cash provided by financing activities (primarily from the $26.3 million of net proceeds from the October 2012 Financing).

        We believe that our existing cash and cash equivalents will be sufficient to fund our operations and debt service obligations into the fourth quarter of 2013. However, changing circumstances may cause us to consume capital faster than we currently anticipate, and we may need to spend more money than currently expected because of such circumstances. The additional capital that we will require to launch Zecuity and fund our operations and debt service obligations beyond the fourth quarter of 2013 will depend largely upon the timing, scope, terms and structure of any commercial partnership that we are able to enter into for Zecuity because we intend to build our commercial infrastructure to complement that of our partner. However, there can be no assurance that we will be able to secure a commercial partner on acceptable terms or otherwise.

        To meet our capital needs, we intend to raise additional capital through corporate collaborations, partnerships or other strategic transactions, debt or equity financings or other funding opportunities. There can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. Furthermore, the covenants and the pledge of our assets as collateral under the 2012 Term Loan limit our ability to obtain additional debt financing. Until such time as we are able to secure the necessary capital, we intend to limit and delay certain expenditures required for commercialization of Zecuity.

        If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, will result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise additional funds through corporate collaboration, partnership or other strategic transactions, it may be necessary to relinquish valuable rights to Zecuity, our product candidates, our technologies or future revenue streams or to grant licenses or sell assets on terms that may not be favorable to us.

        If we are unable to raise the necessary capital on terms acceptable to us, as and when needed, we will be required to delay the launch of Zecuity and to curtail and reduce our operations and costs and modify our business strategy, and we may be unable to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the year ended December 31, 2012 related to our ability to continue as a going concern.

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

Aspire Capital Purchase Agreement

        In August 2011, we entered into a common stock purchase agreement (Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital), which provides that Aspire Capital is committed to purchase up to an aggregate of $30.0 million of our common stock over the term of the Purchase Agreement. Upon execution of the Purchase Agreement, we issued 84,866 shares of common stock to Aspire Capital as a commitment fee in consideration for entering into the Purchase Agreement (the Commitment Shares) and we sold 70,721 shares of common stock to Aspire Capital at a per share purchase price of $7.07 resulting in gross proceeds to us of $0.5 million (the Initial Purchase Shares).

        We have registered under the Securities Act of 1933 Aspire Capital's sale of the Commitment Shares, the Initial Purchase Shares, and 2,746,147 additional shares that we may elect to sell to Aspire Capital under the Purchase Agreement. As a result, on any trading day on which the closing sale price of common stock is not less than $4.00 per share, we may direct Aspire Capital to purchase shares of Company common stock at a known per share purchase price based on prevailing market prices, using a formula as set forth in the Purchase Agreement (a Regular Purchase). The maximum number of shares that we may direct Aspire to purchase on any trading day pursuant to a Regular Purchase is 100,000 shares or such lesser number of shares that results in an aggregate purchase price of not greater than $0.5 million.

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

        Other than the Commitment Shares and Initial Purchase Shares as referenced above, we have not made any sales to Aspire Capital during the years ended December 31, 2012 and December 31, 2011. The extent to which we may utilize the Purchase Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The Purchase Agreement expires in August 2013.

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

        From our inception in January 2005 through December 31, 2012, we incurred research and development expenses of $76.9 million, of which $53.1 million was for the development of Zecuity (inclusive of $5.5 million of acquired in-process research and development expense in connection with the patent application utilized by Zecuity), $3.4 million was for the development of NP201 and $0.9 million was for to the development of NP202. The remaining research and development expenses are for amounts incurred that we do not allocate to specific programs, such as personnel related expenses, including salaries and benefits, as well as general fixed costs for our facility and related expenses.

        We will continue to incur research and development expenses in 2013 related to Zecuity. As a condition to FDA approval of Zecuity, we agreed to conduct the following post-marketing clinical and non-clinical studies:

Study Description	Expected Start Date	Required Completion Date
Phase I: Open label, single-dose safety, PK and tolerability study of Zecuity in pediatric migraine patients (12 - 17 years)	August 2013	July 2014
Phase III: Efficacy and tolerability of Zecuity in the treatment of acute migraine in adolescents: randomized, double-blind, placebo controlled	September 2014	December 2015
Phase III: 12 month safety study in the treatment of acute migraine in adolescents: Open label	September 2014	December 2016
Non-clinical: 7 day dermal painting study (mice) using various penetration enhancers	May 2013	November 2013
Non-clinical: A dermal carcinogenicity study of sumatriptan succinate in mice	May 2014	December 2016

        As we are actively seeking development partnerships for NP201 and NP202 in the U.S. and territories throughout the world, we do not currently anticipate incurring significant research and development expenses in 2013 for the development of NP201 or NP202.

        The amount of research and development expenses that we will incur in 2013 will depend largely upon the timing, scope, terms and structure of any commercial partnership that we are able to enter into for Zecuity because we intend to build our medical affairs and regulatory and quality affairs infrastructure to complement that of our partner. However, there can be no assurance that we will be able to secure a commercial partner on acceptable terms or otherwise. In the event we do not obtain a commercial partner and subject to obtaining additional capital, we expect research and development expenses to be greater in 2013 than 2012.

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

        We expect to incur significant selling, general and administrative expenses in 2013 as we prepare for, and commercialize, Zecuity in the U.S. Our selling, general and administrative expenses in 2013 will depend largely upon the timing, scope, terms and structure of any commercial partnership that we are able to enter into for Zecuity because we intend to build our commercial infrastructure to complement that of our partner. However, there can be no assurance that we will be able to secure a commercial partner on acceptable terms or otherwise. In the event we do not obtain a commercial partner and subject to obtaining additional capital, we expect selling, general and administrative expenses to be substantially greater in 2013 than 2012.

  Interest Income and Interest Expense

        Our interest income consists of interest earned on our cash and cash equivalents. Our interest expense consists primarily of cash and non-cash interest costs related to our outstanding debt. Additionally, in connection with some of our debt financings, we issued warrants, the fair value of which we recorded as deferred financing costs or debt discount. We amortize these deferred financing costs and debt discounts over the lives of the loans as interest expense in our statement of operations. Any warrants that we issued that were liability classified, in accordance with accounting principles generally accepted in the U.S (GAAP), were marked-to-market on a quarterly basis and any change in fair value was recorded as interest expense in our statement of operations.

  Change in fair value of warrants

        In October 2012, we issued warrants that include a provision for "price protection" anti-dilution, and, as a result, were liability classified at the grant date. The warrants will be revalued at each balance sheet date using a Monte-Carlo simulation analysis to determine the fair value. These warrants were marked to market at December 31, 2012 and the change in fair value is recorded in Change in fair value of warrants on the accompanying statement of operations.

  Net Operating Losses and Tax Loss Carryforwards

        Our net loss was $24.5 million and $23.2 million for the years ended December 31, 2012 and 2011, respectively. We have incurred cumulative net losses of $121.1 million from inception through December 31, 2012. As of December 31, 2012, we had approximately $108.4 million of federal net operating loss carryforwards and state research and development credits available to offset future taxable income. These federal and state net operating loss carryforwards will begin to expire in 2025. Due to the uncertainty of our ability to realize the benefit of any net operating loss carryforwards and credits, the deferred tax asset related to these carryforwards has been fully offset by a valuation allowance at December 31, 2012.

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

Impact of Recent Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). The issuance of ASU 2011-05 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-05 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. GAAP and IFRS by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requiring that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 was effective for interim periods and years beginning after December 15,

2011. The adoption of ASU 2011-05 did not have an impact on the Company's financial statements as the Company has no items of other comprehensive income.

Results of Operations

Comparison of Years Ended December 31, 2012 and 2011

Revenue

        The Company had no revenues during the years ended December 31, 2012 and December 31, 2011.

Research and development expenses

        Research and development expenses for the years ended December 31, 2012 and 2011 were comprised of the following:

	Year Ended December 31,		Increase (Decrease)
	2012	2011	$	%
	(In thousands)
Clinical development	$1,271	$2,852	$(1,581)	(55)%
Manufacturing (CMC)	4,353	5,929	(1,576)	(27)
Regulatory and quality assurance	289	(1,266)	1,555	123
Medical affairs	141	653	(512)	(78)
Compensation and related	3,696	3,753	(57)	(2)
Facilities and related	399	486	(87)	(18)

	$10,149	$12,407	$(2,258)	(18)%

        Research and development expenses decreased by $2.3 million, or 18%, to $10.1 million in 2012 from $12.4 million in 2011. The regulatory and quality assurance expense in 2011 includes a $1.5 million reduction related to a waiver of the NDA filing fee that we had paid to the FDA in the fourth quarter of 2010. At the time of payment, we expensed the full $1.5 million for the filing fee. In March 2011, we received notice from the FDA that we qualified for a one-time waiver and we would be receiving a refund of the $1.5 million filing fee, which we received in June 2011. As a result, in March 2011, we reversed the previously expensed amount of $1.5 million which is classified as regulatory expense in the table above. Exclusive of this one-time expense and subsequent reversal, research and development expenses would have been $10.1 million and $13.9 million for the years ended December 31, 2012 and 2011, respectively, a decrease of $3.8 million in 2012.

  Clinical development

        Nearly half of the overall decrease in research and development expenses is attributable to clinical development. During the year ended December 31, 2012, clinical development expenses decreased by $1.6 million. This decrease is primarily the result of higher levels of development work in 2011 as NuPathe focused on the Zecuity NDA resubmission including:

  •
  $0.7 million incurred during the 2011 period for the conclusion of a Zecuity open-label study, as well as $0.4 million for the execution of a bioequivalence study during 2011; and

  •
  $0.4 million incurred during the 2011 period for pre-clinical development work related to NP201 and NP202 which did not recur during the 2012 period.

  Manufacturing (CMC)

        During the year ended December 31, 2012, manufacturing expenses decreased by $1.6 million. This decrease is primarily comprised of:

  •
  The 2011 period included $1.4 million for the purchase of materials and components for the manufacture of Zecuity supplies, compared to $0.6 million incurred during the 2012 period. The higher amounts incurred in 2011 were driven by the anticipated approval of our NDA;

  •
  The 2011 period included an incremental $0.5 million of expense with our primary Zecuity manufacturer related to manufacturing scale up and production of clinical supplies; and

  •
  As a result of focused efforts on Zecuity during the 2012 period, we did not incur any CMC-related expenses for NP201 or NP202, whereas in the year ended December 31, 2011 we incurred a total of $0.04 million for CMC on these two projects.

  Regulatory and quality assurance

        Exclusive of the $1.5 million refund in 2011 discussed above, regulatory and quality assurance expenses increased by $0.05 million in 2012. This increase results from expenses incurred for the July 2012 resubmission of the Zecuity NDA.

  Medical affairs

        Expenses for medical affairs decreased by $0.5 million in 2012 as we focused our resources on the resubmission of the Zecuity NDA.

  Compensation and related

        Compensation and related expenses are personnel related expenses, including salaries and benefits, which we do not allocate to specific programs. Expenses for the year ended December 31, 2012 were $0.06 million less than the same period in 2011. Slightly higher salaries and bonus expense in 2012 were offset by $0.2 million for higher recruiting expense in 2011.

        Research and development expenses by program for the years ended December 31, 2012 and 2011 are presented below:

	Year Ended December 31,		Increase (Decrease)
	2012	2011	$	%
	(In thousands)
Zecuity	$5,914	$7,144	$(1,230)	(17)%
NP201	4	551	(547)	(99)
NP202	136	474	(338)	(71)
General development	4,095	4,238	(143)	(3)

	$10,149	$12,407	$(2,258)	(18)%

        Exclusive of the $1.5 million refund received in 2011 for the NDA filing fee discussed above, Zecuity expenses in 2012 were $5.9 million compared to $8.6 million in 2011. The $2.7 million decrease in Zecuity spending in 2012 results primarily from decreases in clinical development and CMC expenses, as discussed more fully above. Decreased spending on NP201 in 2012 was primarily the result of our decision to focus our resources on the continued development of Zecuity, and therefore we delayed significant manufacturing and clinical development for NP201 during 2012. Modest expenditures on the nonclinical development of NP202 continued throughout 2012. Personnel related expenses, including salaries and benefits, are included in the table above as general development expenses as we do not allocate these expenses to specific programs.

  Selling, general and administrative expenses

        Selling, general and administrative expenses increased by $1.5 million, or 16%, to $10.9 million in 2012 from $9.4 million in 2011. This increase is primarily the result of $1 million of non-cash stock compensation expense related to the vesting of equity-based awards which were granted to the Company's new chief executive officer and $1.3 million of aggregate expense in connection with the resignation of the Company's former chief executive officer in July 2012 for accrued separation payments, consulting fees and non-cash stock compensation expense related to the modification of such former officer's previously awarded equity-based awards.

        Additional selling, general and administrative expenses that were higher during the year ended December 31, 2012 compared to the year ended December 31, 2011 include legal expenses, which increased $0.2 million related to intellectual property and patent expenses, and insurance expense, which increased by $0.25 million due to the full year impact of higher directors and officers insurance premiums. Partially offsetting these 2012 increases is $1.6 million of higher expenses in 2011 related to the growth of our commercial operations as we were preparing for the anticipated launch of Zecuity. This included the full year impact of personnel costs as well as market research and consulting fees. These commercial operations expenses were reduced during 2012 as we focused our resources on the resubmission of our NDA for Zecuity.

  Interest expense

        Interest expense increased by $0.09 million, or 7%, to $1.6 million in 2012 from $1.5 million in 2011. The 2012 increase is due to $0.09 million paid in connection with an August 2012 modification to our Term Loan Facility, as well $0.02 million of non-cash capitalized interest recorded in 2012 on construction of in-process equipment. These 2012 increases were partially offset by lower overall interest expense on our outstanding debt during 2012.

  Income tax benefit

        We recognized an income tax benefit of $0.1 million in 2012 and $0.05 million in 2011 related to the sale of Pennsylvania research and development tax credits to third party buyers.

  Loss on debt extinguishment

        In November 2012, we obtained an $8.5 million term loan from a new lender (2012 Term Loan). A portion of the proceeds from the 2012 Term Loan were used to pay off our existing term loans under our Term Loan Facility with different lenders. In connection with the pay-off of our existing term loans and the termination of our Term Loan Facility, we wrote off the balance of unamortized deferred debt issuance costs related to that debt. The pay-off of the term loans also accelerated the payment of a contractual final interest payment due under the terms of our Term Loan Facility. The amount by which our reacquisition price of the debt exceeded the carrying amount of the existing debt was $0.8 million and was recorded as a loss on debt extinguishment.

  Change in fair value of warrants

        In October 2012, in connection with our financing as well as in connection with a loan modification with our then lenders, the Company issued warrants to purchase a total of 14,188,426 shares of common stock. The exercise price of the warrants was subject to full ratchet anti-dilution price protection until the conversion of all shares of Series A Preferred Stock in the first quarter of 2013. These warrants were measured at fair value and liability-classified on the date of issuance. As the warrants are liability-classified, they are re-measured on the Company's reporting dates with changes in the carrying value reflected in current results of operations. This change in fair value of warrants from the date of issuance to December 31, 2012 was $1.3 million and has been included in our statement of operations.

Comparison of Years Ended December 31, 2011 and 2010

Revenue

        During the year ended December 31, 2010, the Company was awarded $650,000 of Qualifying Therapeutic Discovery Project (QTDP) grants under section 48D of the U.S. Internal Revenue Code in connection with costs incurred during 2009 and 2010 for the Company's Zecuity, NP201 and NP202 development programs. Under the award guidelines, QTDP's had to show a reasonable potential to result in new therapies to treat areas of unmet medical need or prevent, detect or treat chronic or acute diseases and conditions, reduce the long-term growth of health care costs in the United States, or significantly advance the goal of curing cancer within 30 years. The Company had no revenues during the year ended December 31, 2011.

Research and development expenses

        Research and development expenses for the years ended December 31, 2011 and 2010 were comprised of the following:

	Year Ended December 31,		Increase (Decrease)
	2011	2010	$	%
	(In thousands)
Clinical development	$2,852	$5,813	$(2,961)	(51)%
Manufacturing (CMC)	5,929	4,965	964	19
Regulatory and quality assurance	(1,266)	2,571	(3,837)	(149)
Medical affairs	653	—	653	n/a
Compensation and related	3,753	3,019	734	24
Facilities and related	486	696	(210)	(31)

	$12,407	$17,064	$(4,657)	(27)

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

  Clinical development

        Clinical development expenses were $3.0 million less during 2011 as a result of a significant spending during 2010 for a 12-month, repeat use trial for Zecuity initiated in the third quarter of 2009, as well as two pharmacokinetic trials and a tolerability trial initiated in early 2010, most of which had concluded by the beginning of 2011. These higher clinical development expenses in 2010 were partially offset by the initiation, during the second half of 2011, of a Phase I bioequivalence trial for Zecuity in response to the FDA's CRL.

  Manufacturing (CMC)

        Manufacturing expense increased to $5.9 million during 2011 from $5.0 million during 2010. This increase was due primarily to manufacturing scale up expenses for Zecuity as well as expenses incurred in the fourth quarter of 2011 in order to address some of the chemistry and manufacturing questions included within the FDA's CRL. Partially offsetting the higher Zecuity manufacturing expenses in 2011 was a reduction of $0.5 million related to the manufacturing development of NP201. The NP201 manufacturing development expenses were reduced in 2011 as we focused our resources on the continued development of Zecuity.

  Regulatory and quality assurance

        Exclusive of the NDA filing fee and subsequent refund discussed above, regulatory expenses would have been $234,000 and $1.1 million during 2011 and 2010, respectively, a decrease of $0.8 million in 2011. This decrease was due primarily to the fact that 2010 included extensive consulting costs related to the filing of an electronic NDA for Zecuity in 2011.

  Medical affairs

        The $0.7 million of 2011 expense for medical affairs resulted from the expansion of our medical affairs function during 2011, which was not initiated until very late in 2010.

  Compensation and related

        The $0.7 million increase during 2011 for compensation and related expenses was driven by incremental research and development headcount, annual salary increases for research and development personnel, and increased non-cash stock compensation expense.

        Research and development expenses by program for the years ended December 31, 2011 and 2010 are presented below:

	Year Ended December 31,		Increase (Decrease)
	2011	2010	$	%
	(In thousands)
Zecuity	$7,144	$12,225	$(5,081)	(42)%
NP201	551	1,096	(545)	(50)
NP202	474	274	200	73
General development	4,238	3,469	769	22

	$12,407	$17,064	$(4,657)	(27)

        As discussed above, the decrease in spending on Zecuity in 2011 includes the $1.5 million NDA filing fee credit that we received in the first quarter of 2011, which was reflected as $1.5 million of expense during the 2010 period, therefore resulting in a $3.0 million difference when comparing 2011 to 2010. Further contributing to the lower 2011 expense for Zecuity was the lower clinical development expenses in 2011 as a result of a significant spending during 2010 for a 12-month, repeat use trial as well as two pharmacokinetic trials and a tolerability trial initiated in early 2010, most of which had concluded by the beginning of 2011. Partially offsetting these decreases to Zecuity clinical expense was the increased Zecuity manufacturing development expenses incurred, as well as the initiation of medical affairs expenses, as discussed above. Decreased spending on NP201 in 2011 was primarily the result of our decision to focus our resources on the continued development of Zecuity, and therefore we delayed significant manufacturing development for NP201 during 2011. Modest expenditures on the nonclinical development of NP202 continued throughout 2011. Personnel related expenses, including salaries and benefits, are included in the table above as general development expenses as we do not allocate these expenses to specific programs.

  Selling, general and administrative expenses

        Selling, general and administrative expenses increased by $4.6 million, or 96%, to $9.4 million in 2011 from $4.8 million in 2010. This increase resulted partially from greater expenses related to the full-year impact of being a public company, such as higher personnel costs due to additional employees, salary increases, higher stock-based compensation expense and higher increased financial reporting expense and board of director's fees. Also contributing to the higher 2011 expenses was an additional $2.2 million of expenses related to the growth of our commercial operations as we continued to prepare for the anticipated launch of Zecuity, including higher personnel costs and market research and consulting fees.

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

  Income tax benefit

        We recognized an income tax benefit of $0.05 million in 2011 and $0.5 million in 2010 related to the sale of Pennsylvania research and development tax credits to third party buyers.

Cash Flows

        Net cash used in operating activities in 2012 was $20.6 million, largely the result of focused spending on the resubmission of the Zecuity NDA. During the year ended December 31, 2012, we used $0.5 million of cash in investing activities. Cash provided by financing activities was $20.6 million, primarily from the $26.3 million of net proceeds from the October 2012 Financing and the $8.5 million 2012 Term Loan, partially offset by the early pay off of our Term Loan Facility.

        Net cash used in operating activities in 2011 was $20.9 million, primarily the result of spending on our continued clinical development, manufacture and scale-up efforts for Zecuity, as well as costs incurred for the preparation of our response to the FDA's complete response letter, which was received in August 2011. During the year ended December 31, 2011, we used $3.5 million of cash in investing activities, almost entirely for payments related to the purchase of commercial manufacturing equipment for NP101. Cash provided by financing activities was $8.6 million, primarily from the $10.0 million of proceeds received from Term B Loans under our Term Loan Facility, and $0.4 million in net proceeds from the sale of common stock to Aspire Capital. These cash inflows from financings were offset by $1.7 million of contractual debt repayments during 2011.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2012:

	Payments Due by Period
Contractual Obligations(1)	Total	2013	2014 and 2015	2016 and 2017	2018 and Thereafter
	(In thousands)
Debt obligations(2)	$8,688	$439	$6,668	$1,581	$—
Interest payments on debt	2,219	850	1,031	338	—
License maintenance fees(3)	350	50	100	100	100
Operating lease obligations	169	156	13	—	—
Development expenditures(4)	1,750	250	500	500	500

	$13,176	$1,745	$8,312	2,519	$600

(1)
This table does not include any contingent milestone or royalty payments that may become payable to third parties under license agreements because the timing and likelihood of such payments are not known.

(2)
Represents $8,500 owed under the 2012 Term Loan, as well as $188 owed under vendor debt agreements. The 2012 Term Loan contains customary events of default including, among others, upon the occurrence of a payment default, a covenant default, a material adverse change or insolvency. Upon the occurrence of an event of default, the interest rate will be increased by 3% over the rate that would otherwise be applicable. In addition, the occurrence of an event of default could result in the acceleration of the Company's obligations under the 2012 Term Loan as well as grant the lender the right to exercise remedies with respect to the collateral.

(3)
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

(4)
Under the agreement with Penn discussed in footnote 3 to this table, we are required to expend an aggregate of at least $250,000 annually toward the development and commercialization of NP201 and NP202, until the first commercial sale of the first licensed product under the agreement. Because we cannot currently estimate when the first sale of a licensed product will occur, the table reflects payments only through 2018.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash and cash equivalents. As of December 31, 2012, we had cash and cash equivalents of $22.6 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash and cash equivalents, we do not believe that reasonably possible near-term fluctuations in market rates would have any significant impact on the realized value of our investments, but may increase the interest expense associated with our debt.

        We have no operations outside the U.S., however, we have an agreement with LTS, a manufacturer in Germany that provides services to us related to the production and assembly of Zecuity. Our payment obligations under this agreement are denominated in Euros. Under this agreement, we paid $1.6 million in 2010, $2.3 million in 2011 and $1.8 million in 2012 to LTS. Additionally, in the first quarter of 2013, we entered into additional agreements with LTS related to additional investment in commercial manufacturing capacity. These agreements are denominated in Euros and approximate $0.8 million of expenses expected to be incurred throughout 2013, based on exchange rates in effect at March 1, 2013. Because of our agreements with LTS, we are subject to fluctuations in the exchange rate between the U.S. dollar and the Euro. We do not engage in any hedging activities against changes in the exchange rate between the U.S. dollar and the euro because we believe reasonably possible near-term fluctuations of such exchange rate would not materially affect our results of operations, financial position or cash flows. We are currently in the process of transferring these manufacturing activities to one of LTS's U.S. subsidiaries and anticipate that our commercial manufacturing activities will be located in the U.S., thereby substantially reducing our exposure to fluctuations in the relative values of the U.S. dollar and the Euro.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

NUPATHE INC.
(A Development-Stage Company)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NuPathe Inc.:

        We have audited the accompanying balance sheets of NuPathe Inc. (a development-stage company) (the Company) as of December 31, 2012 and 2011, and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2012 and the period from January 7, 2005 (inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NuPathe Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 and for the period from January 7, 2005 (inception) through December 31, 2012, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 27, 2013

NUPATHE INC.
(A Development-Stage Company)

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$22,570	$23,059
Prepaid expenses and other	450	333

Total current assets	23,020	23,392
Property and equipment, net	581	213
Other assets	243	481
Other assets-equipment funding (note 9(c))	6,763	6,763

Total assets	$30,607	$30,849

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$378	$8,412
Accounts payable	800	1,967
Accrued expenses	1,995	2,018

Total current liabilities	3,173	12,397
Other long-term liabilities	83	—
Long-term debt	8,102	5,481
Warrant liability	16,236	—

Total liabilities	27,594	17,878

Commitments (note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 10,000,000 shares; issued and outstanding 8,804 and 0 at December 31, 2012 and December 31, 2011, respectively (liquidation value of $17,608 at December 31, 2012)	7,255	—
Common stock, $0.001 par value; authorized 90,000,000 shares; issued and outstanding 20,023,949 and 14,748,582 shares at December 31, 2012 and December 31, 2011, respectively	20	15
Additional paid-in capital	136,506	115,940
Deficit accumulated during the development stage	(140,768)	(102,984)

Total stockholders' equity	3,013	12,971

Total liabilities and stockholders' equity	$30,607	$30,849

See accompanying notes to financial statements.

NUPATHE INC.
(A Development-Stage Company)

Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,			Period from January 7, 2005 (inception) through December 31, 2012
	2012	2011	2010
Grant revenue	$—	$—	$650	$650

Operating expenses:
Research and development	10,149	12,407	17,064	71,407
Acquired in-process research and development	—	—	—	5,500
Selling, general and administrative	10,884	9,416	4,772	34,899

Total operating expenses	21,033	21,823	21,836	111,806

Loss from operations	(21,033)	(21,823)	(21,186)	(111,156)
Interest income	23	72	47	669
Interest expense	(1,579)	(1,483)	(3,718)	(9,402)
Change in fair value of warrants	(1,287)	—	—	(1,287)
Loss on debt extinguishment	(799)	—	—	(799)

Loss before tax benefit	(24,675)	(23,234)	(24,857)	(121,975)
Income tax benefit	141	47	500	839

Net loss	(24,534)	(23,187)	(24,357)	$(121,136)

Deemed dividend-beneficial conversion feature	(13,250)	—	—
Accretion of redeemable convertible preferred stock	—	—	(2,533)

Net loss applicable to common stockholders	$(37,784)	$(23,187)	$(26,890)

Basic and diluted net loss per common share	$(2.48)	$(1.58)	$(4.39)

Weighted average basic and diluted common shares outstanding	15,210,047	14,630,125	6,126,123

See accompanying notes to financial statements.

NUPATHE INC.
(A Development-Stage Company)

Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Period from January 7, 2005 (inception) through December 31, 2012

(in thousands, except share and per share data)

					Stockholders' Equity (Deficit)
	Redeemable Convertible Preferred Stock		Convertible Preferred Stock					Deficit Accumulated During the Development Stage
					Common Stock
							Additional Paid-in Capital
	Shares	Amount	Shares	Amount	Shares	Amount			Total
Balance, January 7, 2005 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of common stock to initial stockholders at $0.64 per share	—	—	—	—	338,116	—	216	—	216
Net loss	—	—	—	—	—	—	—	(1,067)	(1,067)

Balance, December 31, 2005	—	—	—	—	338,116	—	216	(1,067)	(851)
Stock-based compensation	—	—	—	—	114,158	—	44	—	44
Conversion of convertible notes and accrued interest into Series A redeemable convertible preferred stock	3,481,645	2,590	—	—	—	—	648	—	648
Sale of Series A redeemable convertible preferred stock at $0.93 per share, net of expenses of $267	8,064,516	7,233	—	—	—	—	—	—	—
Accretion of Series A redeemable convertible preferred stock to redemption value	—	341	—	—	—	—	(341)	—	(341)
Net loss	—	—	—	—	—	—	—	(5,215)	(5,215)

Balance, December 31, 2006	11,546,161	10,164	—	—	452,274	—	567	(6,282)	(5,715)
Stock-based compensation	—	—	—	—	—	—	59	—	59
Sale of Series A redeemable convertible preferred stock at $0.93 per share, net of expenses of $20	5,376,345	4,980	—	—	—	—	—	—	—
Accretion of Series A redeemable convertible preferred stock to redemption value	—	1,126	—	—	—	—	(626)	(500)	(1,126)
Net loss	—	—	—	—	—	—	—	(9,675)	(9,675)

Balance, December 31, 2007	16,922,506	16,270	—	—	452,274	—	—	(16,457)	(16,457)
Stock-based compensation	—	—	—	—	—	—	158	—	158
Exercise of stock options	—	—	—	—	155	—	—	—	—
Sale of Series A redeemable convertible preferred stock at $0.93 per share	2,688,171	2,500	—	—	—	—	—	—	—
Sale of Series B redeemable convertible preferred stock at $0.93 per share, net of expenses of $304	22,594,385	20,708	—	—	—	—	—	—	—
Accretion of Series A and Series B redeemable convertible preferred stock to redemption value	—	2,330	—	—	—	—	(158)	(2,172)	(2,330)
Net loss	—	—	—	—	—	—	—	(17,511)	(17,511)

Balance, December 31, 2008	42,205,062	41,808	—	—	452,429	—	—	(36,140)	(36,140)
Stock-based compensation	—	—	—	—	—	—	319	—	319
Forfeiture of restricted stock	—	—	—	—	(61,753)	—	—	—	—
Sale of Series B redeemable convertible preferred stock at $0.93 per share, net of expenses of $16	8,786,952	8,155	—	—	—	—	—	—	—
Conversion of convertible notes and accrued interest into Series B redeemable convertible preferred stock	2,104,326	1,957	—	—	—	—	—	—	—
Beneficial conversion feature related to the convertible note and warrant agreement	—	—	—	—	—	—	556	—	556
Accretion of Series A and Series B redeemable convertible preferred stock to redemption value	—	3,617	—	—	—	—	(875)	(2,741)	(3,616)
Net loss	—	—	—	—	—	—	—	(15,591)	(15,591)

Balance, December 31, 2009	53,096,340	55,537	—	—	390,676	—	—	(54,472)	(54,472)

See accompanying notes to financial statements.

NUPATHE INC.
(A Development-Stage Company)

Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Period from January 7, 2005 (inception) through December 31, 2012 (Continued)

(in thousands, except share and per share data)

					Stockholders' Equity (Deficit)
	Redeemable Convertible Preferred Stock		Convertible Preferred Stock					Deficit Accumulated During the Development Stage
					Common Stock
							Additional Paid-in Capital
	Shares	Amount	Shares	Amount	Shares	Amount			Total
Stock-based compensation	—	—	—	—	—	—	543	—	543
Exercise of stock options	—	—	—	—	4,878	—	8	—	8
Accretion of Series A and Series B redeemable convertible preferred stock to redemption value	—	2,534	—	—	—	—	(1,568)	(968)	(2,536)
Conversion of preferred stock including accrued dividends, into common stock	(53,096,340)	(58,071)	—	—	7,861,785	8	58,064	—	58,072
Sale of common stock net of expenses of $7,028			—	—	5,000,000	5	42,967	—	42,972
Conversion of convertible notes and accrued interest into common stock	—	—	—	—	1,292,122	2	10,336	—	10,338
Beneficial conversion feature related to convertible notes and warrant agreements	—	—	—	—			2,584	—	2,584
Reclassification of warrants to purchase common stock			—	—			1,113	—	1,113
Net loss	—	—	—	—	—	—	—	(24,357)	(24,357)

Balance, December 31, 2010	—	—	—	—	14,549,461	15	114,047	(79,797)	34,265
Stock-based compensation	—	—	—	—	—	—	1,216	—	1,216
Issuance of restricted stock	—	—	—	—	16,000	—	—	—	—
Exercise of stock options	—	—	—	—	27,534	—	51	—	51
Sale of common stock, net of expenses of $146	—	—	—	—	155,587	—	354		354
Fair value of warrants issued in connection with loan facility	—	—	—	—			272		272
Net loss	—	—	—	—	—	—	—	(23,187)	(23,187)

Balance, December 31, 2011	—	$—	—	—	14,748,582	15	115,940	(102,984)	12,971

Stock-based compensation	—	—	—	—	—	—	2,623	—	2,623
Cancellation of restricted stock	—	—	—	—	(11,000)	—	—	—	—
Exercise of stock options	—	—	—	—	40,367	—	57	—	57
Sale of preferred stock units, net of expenses of $1,713	—	—	14,000	11,537	—	—	—	—	11,537
Common shares issued pursuant to conversion of preferred	—	—	(5,196)	(4,282)	5,196,000	5	4,277	—	—
Common shares issued pursuant to loan agreement	—	—	—	—	50,000	—	146	—	146
Deemed dividend on preferred shares	—	—	—	—	—	—	13,250	(13,250)	—
Fair value of warrants issued in connection with loan facility	—	—	—	—	—	—	213	—	213
Net loss	—	—	—	—	—	—	—	(24,534)	(24,534)

Balance, December 31, 2012	—	$—	8,804	$7,255	20,023,949	$20	$136,506	$(140,768)	$3,013

See accompanying notes to financial statements.

NUPATHE INC.
(A Development-Stage Company)

Statements of Cash Flows

(in thousands, except share and per share data)

	Year Ended December 31,			Period from January 7, 2005 (inception) through December 31, 2012
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(24,534)	$(23,187)	$(24,357)	$(121,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	103	78	47	358
Loss on asset disposal	5	—	—	29
Increase in fair value of warrants	1,287	—	—	1,287
Loss on debt extinguishment	799	—	—	799
Cash paid for interest on debt extinguishment	(350)	—	—	(350)
Acquired in-process research and development	—	—	—	5,500
Stock-based compensation	2,623	1,216	543	4,971
Noncash interest expense	243	291	3,336	5,758
Changes in operating assets and liabilities:
Prepaid expenses and other assets	317	1,071	300	964
Accounts payable	(1,167)	769	(266)	800
Accrued expenses	60	(1,155)	1,993	2,057

Net cash used in operating activities	(20,614)	(20,917)	(18,404)	(98,963)

Cash flows from investing activities:
Purchase of in-process research and development	—	—	—	(5,500)
Payments under equipment funding agreement	—	(3,353)	(3,410)	(6,763)
Purchases of property and equipment	(477)	(193)	(75)	(968)

Net cash used in investing activities	(477)	(3,546)	(3,485)	(13,231)

Cash flows from financing activities:
Proceeds from issuance of debt	8,500	10,000	5,000	26,000
Proceeds from convertible notes	—	—	10,063	14,467
Payment of debt issuance costs	(103)	(76)	(174)	(428)
Repayment of debt	(14,139)	(1,725)	(988)	(18,788)
Proceeds from sale of preferred stock, net	26,287	—	—	69,863
Proceeds from sale of common stock, net	57	405	42,979	43,650

Net cash provided by financing activities	20,602	8,604	56,880	134,764

Net increase (decrease) in cash and cash equivalents	(489)	(15,859)	34,991	22,570
Cash and cash equivalents, beginning of period	23,059	38,918	3,927	—

Cash and cash equivalents, end of period	$22,570	$23,059	$38,918	$22,570

Supplemental cash flow disclosures:
Noncash investing and financing activities:
Conversion of note principal and accrued interest to redeemable convertible preferred stock	$—	$—	$—	$4,547
Conversion of note principal and accrued interest to common stock	—	—	10,337	10,337
Conversion of preferred stock plus accrued dividends to common stock	—	—	58,072	58,072
Reclassification of warrant liability	—	—	1,113	1,113
Fair value of warrants issued in connection with loan facilities	213	272	—	485
Fair value of warrants issued in connection with equity financing and loan modification	14,949	—	—	14,949
Financing arrangement with third party vendors	—	401	386	991
Accretion of redeemable convertible preferred stock	—	—	2,534	9,948
Deemed dividend-beneficial conversion feature	13,250	—	—	13,250
Cash paid for interest	1,267	1,108	381	3,277

See accompanying notes to financial statements.

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements

Amounts are in thousands, except share and per share data

(1) Background

        NuPathe Inc. (the Company) is a specialty pharmaceutical company focused on the development and commercialization of branded therapeutics for diseases of the central nervous system. Our lead product, Zecuity (sumatriptan iontophoretic transdermal system), was approved by the FDA on January 17, 2013 for the acute treatment of migraine, with or without aura, in adults. The Company was incorporated in Delaware on January 7, 2005 (inception) and has its principal office in Conshohocken, Pennsylvania. The Company operates as a single business segment and is a development-stage company.

(2) Development-Stage Risks and Liquidity

        The Company has incurred recurring losses and negative cash flows from operations since its inception and has accumulated a deficit during the development stage of $140,768 as of December 31, 2012. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of Zecuity and its products in development.

        Management estimates that the Company's cash and cash equivalents of $22,570 as of December 31, 2012 will be sufficient to fund operations and debt service obligations into the fourth quarter of 2013. The additional capital that the Company will require to launch Zecuity and fund its operations and debt service obligations beyond that point will depend largely upon the timing, scope, terms and structure of a commercial partnership for Zecuity. Until such time as the Company is able to secure additional capital, the Company intends to limit and delay certain expenditures required for the commercialization of Zecuity. There is no assurance that the Company will be able to secure a commercial partner on acceptable terms, and additionally no assurance that additional required capital will be available when needed or on acceptable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern.

        The Company is subject to those risks associated with any development-stage specialty pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that the Company's research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially successful. In addition, the Company operates in an environment of rapid technological change, and is largely dependent on the services of its employees, consultants, suppliers and contract manufacturers.

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
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(3) Summary of Significant Accounting Policies (Continued)

  (b)    Fair Value of Financial Instruments

        Management believes that the carrying amounts of the Company's financial instruments (including cash equivalents), prepaid expenses and other current assets, accounts payable and accrued expenses, approximate fair value due to the short-term nature of those instruments. The carrying amount of the Company's debt obligations approximate fair value based on interest rates available on similar borrowings.

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

        The following fair value hierarchy table presents information about each major category of the Company's financial assets and liability measured at fair value on a recurring basis as of December 31, 2012 and 2011:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2012
Assets:
Cash equivalents	$21,964	$—	$—	$21,964
Liabilities:
Warrant liability	$—	$—	$16,236	$16,236
At December 31, 2011
Assets:
Cash equivalents	$22,144	$—	$—	$22,144

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(3) Summary of Significant Accounting Policies (Continued)

        The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Balance at January 1, 2012	$—
Issuance of warrants	14,949
Change in fair value of warrant liability	1,287

Balance at December 31, 2012	$16,236

        The fair value of the warrant liability is based on Level 3 inputs. For this liability, The Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See Note 7b for further discussion of the warrant liability.

  (c)    Cash Equivalents

        The Company considers all highly liquid debt instruments that have maturities of three months or less when acquired to be cash equivalents. As of December 31, 2012 and 2011, cash equivalents of $21,964 and $22,144, respectively, consisted of money market mutual funds invested in commercial paper and short-term corporate and government obligations. The Company's cash accounts are subject to account control agreements with the lender under the 2012 Term Loan that give the lender the right to assume control of the accounts in the event of a loan default (note 6).

  (d)    Property and Equipment

        Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives. The Company uses a life of three years for laboratory equipment and computer equipment, including software, and five years for office equipment and furniture. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset. Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the fair value of the asset. As of December 31, 2012 and 2011, management believes that no revision of the remaining useful lives or write-down of long-lived assets is required.

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

        The expected life of stock options was estimated using the "simplified method," as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. Using the simplified method, the midpoint between the vesting period and the contractual term of the option is selected as the expected life of the option. Sufficient history to estimate the expected life of stock options or the volatility of our common stock price is not available. The Company uses a basket of comparable public companies as a basis for the expected volatility assumption. The Company intends to continue to consistently apply this process using comparable companies until a sufficient amount of historical information regarding the volatility of the Company's share price becomes available. Nonemployee awards are revalued until an award vests and compensation expense is recorded over the performance

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(3) Summary of Significant Accounting Policies (Continued)

period of each separate vesting tranche of the award, or using the accelerated attribution method. The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company's current estimates, such amounts will be recorded as an adjustment in the period in which estimates are revised. As of December 31, 2012, there are no unvested nonemployee awards outstanding.

  (i)    Net Loss Per Common Share

        Basic and diluted net loss per common share is determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period. For all periods presented, the outstanding and previously outstanding shares of convertible preferred stock, common stock options, unvested restricted stock and warrants have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted loss per share are the same.

        The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of December 31, 2012, 2011 and 2010, as they would be anti-dilutive:

	December 31,
	2012	2011	2010
Shares of convertible preferred stock (common stock equivalent)	8,804,000	—	—
Shares underlying outstanding options to purchase common stock	2,788,599	1,784,285	1,415,106
Shares of unvested restricted stock	—	16,000	—
Shares underlying outstanding warrants to purchase common stock	14,403,716	200,268	140,520

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

  (k)    Recently Issued Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). The issuance of ASU 2011-05 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-05 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. GAAP and IFRS by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requiring that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(3) Summary of Significant Accounting Policies (Continued)

statements. ASU 2011-05 was effective for interim periods and years beginning after December 15, 2011. The adoption of ASU 2011-05 did not have an impact on the Company's financial statements as the Company has no items of other comprehensive income.

(4) Property and Equipment

        Property and equipment consisted of the following:

	December 31,
	2012	2011
Computer equipment, software, office equipment and furniture	$268	$290
Lab equipment	109	105
Leasehold improvements	43	43
Construction in progress	461	—

	881	438
Less accumulated depreciation and amortization	(300)	(225)

	$581	$213

        Depreciation and amortization expense was $103, $78 and $47 for the years ended December 31, 2012, 2011 and 2010, respectively.

(5) Accrued Expenses

        Accrued expenses consisted of the following:

	December 31,
	2012	2011
Accrued compensation and benefits	$1,196	$897
Accrued professional fees	244	257
Accrued research and development expenses	460	518
Accrued interest and other	95	346

	$1,995	$2,018

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

  (b)    Term Loans and Vendor Debt

          2012 Term Loan

        In November 2012, the Company entered into a Loan and Security Agreement with a new lender and received loan proceeds of $8,500 (the 2012 Term Loan). The 2012 Term Loan proceeds were primarily used to repay the Term Loan Facility discussed below and the balance is available for general corporate purposes.

        The 2012 Term Loan bears interest at an annual rate equal to the Wall Street Journal prime rate minus 3.25%, subject to a minimum rate of 9.85%. At December 31, 2012, the 2012 Term Loan bore interest at 9.85%. The Company is required to make interest-only payments for the first twelve months of the 2012 Term Loan's 42-month term; principal payments will commence in December 2013 and the loan matures in May 2016. As of December 31, 2012 the balance of the 2012 Term Loan, net of unamortized debt discount of $208 as discussed below, is $8,292 with $190 of the amount being classified as current.

        In connection with the 2012 Term Loan, NuPathe paid an origination fee to the lender consisting of a cash payment of $42,500 and 50,000 shares of common stock. The fair value of the common stock of $146 was recorded as debt issuance costs. The Company also issued the lender a warrant to purchase 106,631 shares of common stock at an exercise price of $2.79. The warrant has a five year exercise period. The fair value of the warrant issued to the lender was $213, which was recorded as a debt discount at the time of issuance and will be amortized to interest expense over the life of the loan. At the time of final payment of the 2012 Term Loan, the Company will be required to pay a final payment fee of $298 (representing 3.5% of the original principal amount of the Term Loan).

        The Company's obligations under the 2012 Term Loan are secured by a first priority lien on all of the Company's assets, excluding intellectual property, which is subject to a negative pledge. The Company's cash and investment accounts are subject to account control agreements with the lender that give the lender the right to assume control of the account in the event of a default under the Loan Agreement. The Loan Agreement contains operating covenants including, among others, covenants restricting the Company's ability to incur additional indebtedness, pay dividends or other distributions, effect a sale of any part of its business or merge with or acquire another company. The 2012 Term Loan also includes customary events of default including, among others, upon the occurrence of a payment default, a covenant default, a material adverse change or insolvency. Upon the occurrence of an event of default, the interest rate will be increased by 3% over the rate that would otherwise be applicable. In addition, the occurrence of an event of default could result in the acceleration of the Company's obligations under the 2012 Term Loan as well as grant the lender the right to exercise remedies with respect to the collateral. As of December 31, 2012, the Company has met all covenants and conditions under the 2012 Term Loan.

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(6) Debt (Continued)

        In August 2012 and September 2012, the Company entered into two short-term loan agreements with third party vendors to finance insurance premiums. The aggregate amount financed under the agreements was $434. As of December 31, 2012 the balance of the remaining short-term loans was $188, which is required to be repaid by April 2013.

  Term Loan Facility

        In May 2010, the Company executed a loan and security agreement with lenders to fund working capital requirements (the Term Loan Facility). Borrowings under the Term Loan Facility of $7,077 were repaid in full in November 2012. A loss on debt extinguishment of $799 was recorded in connection with the repayment and was comprised of $449 of unamortized issuance costs and $350 of interest that was not previously accrued.

        Upon execution of the Term Loan Facility in May 2010, the Company received $5,000 of loan proceeds (Term A Loan). The Company was required to make interest-only payments for the first twelve months of the Term A Loan's 39-month term; principal payments commenced in June 2011. As discussed below, in September 2012, the Term Loan Facility was amended to provide for reduced principal payments through June 2013, followed by straight line amortization through June 2014. In November 2012, the Term A Loan balance of $1,884 was repaid in full. The Term A Loan originally bore interest at an annual rate of LIBOR plus 8.75%, subject to a LIBOR floor of 3.00%. In June 2011, the interest rate was reduced to an annual rate of LIBOR plus 8.50%, subject to a LIBOR floor of 3.00%.

        As a result of the completion of the Company's IPO in August 2010, an additional $6,000 of funding became available to the Company under the Term Loan Facility (Term B Loan). In June 2011, the Company and the lenders amended the Term Loan Facility to:

  •
  increase the amount of Term B Loan available to the Company from $6,000 to $10,000;

  •
  require the Company to maintain at least $3,000 of unrestricted cash; and

  •
  reduce the LIBOR rate margin for term loans under the facility from 8.75% to 8.50%.

        Concurrently with the amendment, the Company received $10,000 of Term B Loan (representing the total amount of Term B Loan available to the Company under the amended facility). The Company was required to make interest-only payments for the first six months of the Term B Loan's 26-month term; principal payments commenced in January 2012. As discussed below, in September 2012, the Term Loan Facility was amended to provide for reduced principal payments through June 2013, followed by straight line amortization through June 2014. In November 2012, the Term B Loan balance of $5,193 was repaid in full. The Term B Loan bore interest at an annual rate of LIBOR plus 8.50%, subject to a LIBOR floor of 3.00%.

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(6) Debt (Continued)

        On August 13, 2012 and September 25, 2012, the Company entered into amendments to the Term Loan Facility, which, among other things:

  •
  reduced the minimum unrestricted cash balance that the Company was required to maintain from $3,000 to $1,000;

  •
  reduced the monthly principal payments under the Term Loan Facility from $685 to $230 upon completion of the October 2012 Financing through June 30, 2013, after which the principal balance would amortize straight-line through June 2014; and

  •
  temporarily eliminated the prepayment fee under the Term Loan Facility if certain conditions were met through January 16, 2013.

        As consideration for these amendments, the Company paid an amendment fee of $82 to the lenders upon the closing of the October 2012 Financing and was required to pay an additional $300 (for a total of $600) in final interest payment at the maturity of the facility. The Company also issued warrants to purchase 188,426 shares of common stock at an exercise price of $2.00 per share to the lenders in connection with the October 2012 Financing, and canceled warrants to purchase 91,609 shares of common stock at $7.45 per share that were previously issued to the lenders in connection with the Term A and Term B loans. The initial fair value of the new warrants of $216 was recorded as debt issuance costs and was amortized to interest expense in the fourth quarter of 2012 as the loan was repaid. The unamortized value of the warrants that were canceled is a component of the loss on debt extinguishment for the year ended December 31, 2012.

        As of December 31, 2012, our future payments under our debt agreements are as follows:

		Payments Due by Period
Debt maturities:	Total	2013	2014	2015	2016	2017 and Thereafter
	(In thousands)
Principal obligations	$8,688	$439	$3,168	$3,500	$1,581	$—
Interest payments on debt	2,219	850	681	350	338	—

	$10,907	$1,289	$3,849	$3,850	$1,919	$—

(7) Capital Structure and Equity Financings

  (a)    Equity Financing

          October 2012 Financing

        In September 2012, the Company entered into a Securities Purchase Agreement (the Purchase Agreement) with certain qualified institutional purchasers and individual investors, pursuant to which the Company sold units of the Company's securities (the Units) to investors for an aggregate purchase price of $28,000 (the October 2012 Financing). Net proceeds from the October 2012 Financing were $26,287 with $1,713 of transaction fees recorded as a reduction of the allocation to preferred stock. The per Unit purchase price for the Units was $2.00, and each Unit consisted of one one-thousandth

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(7) Capital Structure and Equity Financings (Continued)

(1/1,000) of a share of the Company's newly designated Series A Preferred Stock, par value $0.001 per share (the Series A Preferred Stock), and a warrant (the Warrants) to purchase one share of the Company's common stock, par value $0.001 per share, at an exercise price of $2.00 per share. Under the Purchase Agreement, the Company issued 14,000,000 units, which is equivalent to 14,000 shares of Series A Preferred and warrants to purchase 14,000,000 shares of common stock.

        The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate per annum of 8% of $2.00 per 1/1,000 of a share of Series A Preferred Stock (which rate shall increase to 12% if the Company has not obtained approval by the United States Food and Drug Administration (the FDA) of the Company's Zecuity product on or before June 30, 2013). Upon the liquidation, sale or merger of the Company, each holder of Series A Preferred Stock is entitled to receive for each 1/1,000 of a share owned by such holder an amount equal to the greater of (i) $2.00, plus all accrued but unpaid dividends and interest, and (ii) the amount such holder would have received if such 1/1,000 of a share had been converted to common stock immediately prior to such event. As of December 31, 2012, no dividends were accrued as a declaration date had not yet occurred.

        Each 1/1,000 of a share of Series A Preferred Stock is convertible, at the holder's option, into such number of shares of common stock equal to (i) $2.00 divided by the conversion price then in effect (which conversion price is initially equal to $2.00), plus (ii) an amount equal to all accrued but unpaid dividends on such fractional share divided by the closing price of common stock on the trading day immediately preceding the date of conversion, unless the Company has elected to pay the dividend amount in cash upon conversion. The conversion price of the Series A Preferred Stock is subject to "full ratchet" antidilution protection such that, in the event the Company issues shares of common stock or securities convertible into shares of common stock at an effective per share price less than the conversion price then in effect, the conversion price shall be reduced to the effective price per share for such additional shares of common stock.

        The shares of Series A Preferred Stock will automatically convert into common stock upon (i) the consent of the holders of a majority of the shares of the Series A Preferred Stock, (ii) the conversion of the majority of shares of the Series A Preferred Stock, or (iii) the second to occur of (A) FDA approval of the Company's Zecuity product candidate and (B) consummation of a financing, licensing, partnership or other corporate collaboration resulting in gross proceeds to the Company of at least $22 million.

        The Warrants entitle the holder thereof to purchase one share of common stock at a price of $2.00 per share. The exercise price of the Warrants is subject to "full ratchet" antidilution protection such that, in the event the Company issues shares of common stock or securities convertible into shares of common stock at an effective per share price less than the exercise price then in effect, the exercise price shall be reduced to the effective price per share for such additional shares of common stock. The "full ratchet" antidilution feature of the Warrants will terminate concurrently with the automatic conversion of the Series A Preferred Stock. The Warrants may be exercised at any time on or after April 23, 2013 through and including October 23, 2017, the expiration date of the Warrants, and may be exercised by paying the exercise price of $2.00 per share, or pursuant to a "cashless exercise."

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(7) Capital Structure and Equity Financings (Continued)

        Because of the antidilution protection, the warrants are liability classified on the accompanying balance sheet. The fair value of the warrants issued in connection with the financing was determined to be $14,750 and was recorded as a liability at the date of issuance. The Company first allocated the proceeds from the October 2012 financing to the warrant liability with the remaining proceeds allocated to the Series A Preferred Stock. After allocating the proceeds, it was determined that the Series A Preferred Stock has a beneficial conversion feature (BCF). A BCF of $13,250 was recorded in the fourth quarter of 2012 and has been reflected as a deemed dividend in the accompanying statement of operations. Pursuant to accounting guidance, the amount of the BCF was limited to the amount of the proceeds allocated to the Series A Preferred Stock.

        From the date of issuance through December 31, 2012, there were 5,196 shares of the Series A Preferred Stock converted into 5,196,000 shares of common stock. In the first quarter of 2013, the remaining 8,804 shares of Series A Preferred Stock converted into 8,804,000 shares of common stock and the "full ratchet" antidilution feature of the Warrants terminated.

  (b)    Warrants

        As of December 31, 2012, the following warrants to purchase common stock were outstanding:

	Number of Shares	Exercise Price	Expiration
Common stock	14,188,426	$2.00	2017
Common stock	106,631	$2.79	2017
Common stock	108,659	$7.45	2016

	14,403,716

        The warrants to purchase 14,188,246 shares of common stock that are exercisable at $2.00 per share issued to investors in our October 2012 Financing, as described above, and to the lenders under our Term Loan Facility in connection with loan modifications, as described in Note 6b, were subject to "full ratchet" antidilution protection. These warrants were measured at their estimated fair value of $14,949 and were liability-classified on the date of issuance. Because the warrants are liability-classified, they are re-measured on the Company's reporting dates with changes in the carrying value reflected in current results of operations. The change in fair value of warrants from the date of issuance to December 31, 2012 was $1,287 and has been included in the Company's statement of operations. The fair value of the warrants at December 31, 2012 is $16,236 and is shown as a warrant liability on the accompanying balance sheet. The fair value of the warrants is determined using a Monte Carlo analysis. The fair value is subjective and is affected by changes in inputs to the valuation model including the price per share of the Company's common stock, assumptions regarding FDA approval, future stock price activity, the timing of exercise of the warrants, volatility of the Company's common stock and peer company common stock and risk-free rates based on U.S. Treasury yields. Changes in these assumptions can materially affect the fair value estimate.

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(7) Capital Structure and Equity Financings (Continued)

  (c)    Aspire Capital

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

        As of December 31, 2012, the Company has not made any sales to Aspire Capital other than the 70,721 shares of common stock sold to Aspire Capital upon execution of the Purchase Agreement and the 84,866 shares of common stock issued to Aspire Capital as a commitment fee in consideration for entering into the Purchase Agreement. This Purchase Agreement expires in August 2013.

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(7) Capital Structure and Equity Financings (Continued)

  (d)    Initial Public Offering

        In August 2010, the Company completed its initial public offering of common stock selling 5,000,000 shares at an offering price of $10.00 per share, resulting in gross proceeds of $50,000. Net proceeds after underwriting fees and offering expenses were approximately $43,000.

  (e)    Redeemable Convertible Preferred Stock

        All pre-IPO outstanding shares of the Company's redeemable convertible preferred stock, plus accrued dividends thereon, were converted into 7,861,785 shares of common stock upon the completion of the IPO in August 2010.

(8) Stock-Based Compensation

        As of December 31, 2012, the Company is authorized to grant up to 2,975,385 shares of common stock under the NuPathe Inc. 2010 Omnibus Incentive Compensation Plan (the 2010 Plan). Such grants may be made to eligible employees, directors, consultants and advisors to the Company in the form of restricted stock, stock options, stock appreciation rights, stock units, performance units and other stock-based awards. Awards under the 2010 Plan are made by the compensation committee of the Company's board of directors. As of December 31, 2012, there were 2,050,409 incentive and non-qualified stock options and 583,325 restricted stock units outstanding under the 2010 Plan, as well as 738,190 non-qualified stock options that were granted outside of the 2010 Plan. As of December 31, 2012, there were 211,318 shares of common stock available for future grants under the 2010 Plan. Pursuant to the terms of the 2010 Plan, additional shares of common stock will become available for issuance under the plan each year on the first trading day in January. The number of additional shares that will become available for issuance is equal to 5% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year or 1,500,000, whichever is less.

        Stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010 includes compensation expense for employee (which also includes director) and nonemployee stock option grants and restricted stock grants. The compensation expense for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year Ended December 31,
	2012	2011	2010
Stock options:
Employee	$2,209	$1,197	$507
Nonemployee	—	—	27

	2,209	1,197	534
Restricted stock:
Employee	414	19	9

	$2,623	$1,216	$543

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(8) Stock-Based Compensation (Continued)

        Stock-based compensation expense was included in the accompanying statements of operations for the years ended December 31, 2012, 2011 and 2010, as follows:

	Year Ended December 31,
	2012	2011	2010
Research and development	$271	$210	$143
Selling, general and administrative	2,352	1,006	400

	$2,623	$1,216	$543

  Stock Options

        The weighted average fair value of the options granted during 2012, 2011 and 2010 was estimated at $2.38, $3.26 and $6.36, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2012	2011	2010
Expected dividend yield	—%	—%	—%
Expected volatility	84.72%	82.1%	84.1%
Risk-free interest rate	0.9%	1.5%	1.9%
Expected life	6 years	6 years	6 years

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(8) Stock-Based Compensation (Continued)

        The following table summarizes the aggregate stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2010	950,693	$1.81
Granted	483,372	8.87
Exercised	(4,878)	1.55
Cancelled/forfeited	(14,081)	1.76

Outstanding at December 31, 2010	1,415,106	4.22
Granted	432,590	4.69
Exercised	(27,534)	1.85
Cancelled/forfeited	(35,877)	7.27

Outstanding at December 31, 2011	1,784,285	4.31

Granted	1,531,790	3.45
Exercised	(42,482)	1.52		$72
Cancelled/forfeited	(484,994)	6.07

Outstanding at December 31, 2012	2,788,599	3.58	7.97	$1,677

Vested and expected to vest at December 31, 2012	2,678,261	3.60	7.92	$1,642

Exercisable at December 31, 2012	1,450,461	$3.23	6.83	$1,478

        Of the 2,788,599 stock options outstanding at December 31, 2012, 110,338 had performance-based vesting criteria. These 110,338 stock options were awarded to executive officers in 2012 and had an aggregate grant date fair value of $237. These awards include vesting criteria that are contingent upon the achievement of certain corporate milestones, as defined in the grant agreements. For stock-based awards that have performance-based vesting criteria, compensation cost is recognized when it is deemed probable that the vesting criteria will be met. As of December 31, 2012, the Company has not deemed the achievement of the vesting criteria to be probable, and therefore there has been no compensation expense recorded for these performance-based awards to date.

        Of the 1,531,790 stock options that were granted during 2012, 122,012 were granted to certain directors pursuant to an election by such directors to receive all or a portion of their cash director fees in stock options.

        The aggregate intrinsic values set forth in the table above represent the total amount by which the value of the shares of common stock subject to such options exceeds the exercise price of such options, based on the Company's closing stock price of $3.38 on December 31, 2012.

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(8) Stock-Based Compensation (Continued)

        As of December 31, 2012, there was $2,694 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 3.1 years. As of December 31, 2012 there were a total of 1,548,053 in-the-money options outstanding.

        In connection with the resignation of the Company's former chief executive officer in July 2012, the Company recorded $380 of non-cash expense related to the modification of equity-based awards previously issued to such officer.

        The following table summarizes information about stock options outstanding under the 2010 Plan as of December 31, 2012:

	Options outstanding		Options exercisable
Exercise Price	Number of Options	Weighted average remaining contractual term (years)	Number of Options	Weighted average remaining contractual term (years)
$0.80 - $2.11	955,490	5.85	930,007	5.77
$2.12 - $3.42	648,866	9.21	71,303	9.10
$3.43 - $4.74	803,399	9.56	212,847	9.54
$4.75 - $6.06	80,000	7.82	39,063	7.80
$6.07 - $7.37	10,683	8.50	10,339	8.49
$7.38 - $8.69	121,104	8.10	86,816	8.17
$8.70 - $10.00	169,057	7.61	100,086	7.61

	2,788,599	7.97	1,450,461	6.83

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(8) Stock-Based Compensation (Continued)

  Restricted Stock

        The following table summarizes the aggregate restricted stock activity for the years ended December 31, 2012, 2011 and 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2010	8,887	$0.96
Granted	—	—
Vested	(8,887)	0.96
Forfeited	—	—

Nonvested shares at December 31, 2010	—	—

Granted	16,000	$7.73
Vested	—	—
Forfeited	—	—

Nonvested shares at December 31, 2011	16,000	$7.73

Granted	583,325	$3.38
Vested	(121,665)	3.56
Forfeited	(11,000)	7.73

Nonvested shares at December 31, 2012	466,660	$3.38

        As of December 31, 2012, there was $1,577 of unrecognized compensation expense related to unvested restricted stock which is expected to be recognized over the next 3.6 years.

  2013 Option Exchange

        In January 2013, the Company completed an exchange of certain previously issued stock options for shares of restricted stock and restricted stock units (the Exchange). In the Exchange, certain employees of the Company exchanged two eligible stock options for one share of restricted stock or one restricted stock unit (RSU). The Exchange was completed in accordance with, and as permitted by, the terms of the 2010 Plan. In connection with the Exchange, options to purchase 1,236,837 shares were cancelled and 618,415 shares of restricted stock and restricted stock units were issued. Shares of restricted stock and RSUs issued in the Exchange will vest 50% on January 7, 2014, with the remaining shares vesting in four equal quarterly installments thereafter. All shares of restricted stock and RSUs issued in the Exchange will be subject to forfeiture if the employee's service to the Company terminates before those shares vest, except as otherwise provided in a written employment agreement entered into between the employee and the Company which, in certain cases, may provide for accelerated vesting of equity securities, including restricted stock or RSUs. Shares of Company common stock will be issued with respect to vested RSUs on the earliest of: (i) March 31 of the calendar year immediately following the year in which the RSU vests; (ii) a change of control of the Company; or (iii) the employees separation from service from the Company.

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(9) Commitments

  (a)    Leases

        The Company leases office space and office equipment under operating leases, which expire at various times through December 2015. Rent expense under these leases was $316, $314, and $299 for the years ended December 31, 2012, 2011 and 2010, respectively. Rent expense under these leases since inception was $1,849.

        Future minimum lease payments as of December 31, 2012 are as follows:

2013	156
2014	7
2015	6

$169

  (b)    License Agreements

  University of Pennsylvania

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

  Evonik Industries AG, Inc.

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

  (c)    Equipment Funding Agreement

        In June 2010, the Company entered into an equipment funding agreement with LTS Lohmann Therapie-Systeme AG (LTS), under which the Company agreed to fund the purchase by LTS of manufacturing equipment for the Company's primary product candidate, Zecuity. The Company made 14 monthly installments to LTS that commenced in June 2010, according to an agreed upon payment schedule. As of December 31, 2012, €4,970, or $6,763 based on exchange rates in effect at the time the payments were made, has been recorded as a noncurrent asset in the accompanying balance sheet. All amounts owed under this funding agreement have been paid in full as of December 31, 2012. Amounts capitalized under the LTS funding agreement will be amortized to cost of goods sold upon the commencement of commercial sales of Zecuity. If the Company were to ever cease development of Zecuity, amounts capitalized under this agreement would be immediately expensed. LTS owns the purchased equipment and is responsible for its routine and scheduled maintenance and repair and is required to use the purchased equipment solely to manufacture Zecuity.

        Additionally, in the first quarter of 2013, we amended the funding agreement with LTS to fund additional investment in commercial manufacturing capacity. Our additional funding obligations resulting from such amendment are denominated in Euros and approximate $0.8 million of expenses expected to be incurred in 2013, based on exchange rates in effect at March 1, 2013.

  (d)    Employment Agreements

        Certain officers and employees of the Company have employment agreements providing for severance and continuation of benefits in the event the Company terminates their employment without cause or they resign for good reason.

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(10) 401(k) Profit Sharing Plan

        The Company maintains a 401(k) Profit Sharing Plan (the 401(k) Plan) available to all employees meeting certain eligibility criteria. The 401(k) Plan permits participants to contribute up to 90% of their salary, not to exceed the limits established by the Internal Revenue Code. All contributions made by participants into the participants' accounts vest immediately. Since 2008, the Company has provided a biweekly matching contribution to participant's accounts as provided for under the 401(k) Plan. This contribution is determined by a formula that is based on the employee's contributions, not to exceed 3% of their eligible wages, as defined by the 401(k) Plan. The Company sponsored match was $155, $136, and $95 for the years ended December 31, 2012, 2011 and 2010, respectively.

(11) Income Taxes

        The Company sold $141, $47 and $500 of Pennsylvania research and development tax credits to a third party buyer during the years ended December 31, 2012, 2011 and 2010, respectively. Accordingly, the Company recorded an income tax benefit of $141, $47 and $500 for the years ended December 31, 2012, 2011 and 2010, respectively.

        The components of benefit for income taxes attributable to continuing operations were as follows:

	Year Ended December 31,
	2012	2011	2010
Federal:
Current	—	—	—
Deferred	—	—	—

Total	—	—	—

State:
Current	141	47	500
Deferred	—	—	—

Total	141	47	500

        A reconciliation of the statutory U.S. federal rate to the Company's effective tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
Percent of pre-tax income:
U.S. federal statutory income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	5.9	6.4	5.8
Other	(2.3)	1.5	(1.4)
Change in valuation allowance	(37.0)	(41.7)	(36.3)

Effective income tax rate	0.6%	0.2%	2.1%

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(11) Income Taxes (Continued)

        The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	December 31,
	2012	2011
Net operating loss carryforwards	$43,026	$34,843
Research and development credit	2,368	2,126
Depreciation and amortization	1,677	1,785
Capitalized start-up costs	56	85
Other temporary differences	1,458	609

Gross deferred tax asset	48,585	39,448
Deferred tax assets valuation allowance	(48,585)	(39,448)

	$—	$—

        In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company's history of losses, the deferred tax assets are fully offset by a valuation allowance at December 31, 2012 and 2011. The valuation allowance in 2012 increased by $9,137 over 2011 and the valuation allowance in 2011 increased by $9,690 over 2010, related primarily to additional net operating losses incurred by the Company and additional capitalized research and development expenses.

        As of December 31, 2012 and 2011, $139 and $209, respectively, of the Company's expenses had been capitalized for tax purposes as start-up costs. For tax purposes, capitalized research and development costs will be amortized over fifteen years beginning when the Company commences operations, as defined under the Internal Revenue Code.

        The following table summarizes carryforwards of net operating losses and tax credits as of December 31, 2012:

	Amount	Expiration
Federal net operating losses	$105,992	2026 - 2032
State net operating losses	105,992	2026 - 2032
Research and development credits	2,368	2025 - 2032

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

        The Company did not have unrecognized tax benefits as of December 31, 2012 and does not expect this to change significantly over the next twelve months. In connection with the adoption of FASB ASC 740-10, the Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2012, the Company has not accrued interest or penalties related to uncertain tax positions. The Company's tax returns for the years ended December 31, 2009 through December 31, 2012 are still subject to examination by major tax jurisdictions.

NUPATHE INC.
(A Development-Stage Company)

Notes to Financial Statements (Continued)

Amounts are in thousands, except share and per share data

(12) Quarterly Financial Information (unaudited)

        This table summarizes the unaudited quarterly results of operations for the quarters in 2012 and 2011:

	2012 Results
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Operating expenses	$5,841	$5,779	$5,745	$3,668	$21,033
Increase in fair value of warrants	—	—	—	(1,287)	(1,287)
Loss on debt extinguishment	—	—	—	(799)	(799)
Interest expense, net	(443)	(389)	(444)	(280)	(1,556)

Loss before tax benefit.	(6,284)	(6,168)	(6,189)	(6,034)	(24,675)
Income tax benefit	—	—	—	141	141

Net loss	$(6,284)	$(6,168)	$(6,189)	$(5,893)	$(24,534)

Deemed dividend	—	—	—	(13,250)	(13,250)
Net loss applicable to shareholders	$(6,284)	$(6,168)	$(6,189)	$(19,143)	$(37,784)

Basic and diluted net loss per common share	$(0.43)	$(0.42)	$(0.42)	$(1.15)	$($2.48)

Weighted average basic and diluted common shares outstanding	14,732,582	14,736,809	14,752,214	16,608,248	15,210,047

	2011 Results
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Operating expenses	$3,544	$6,233	$6,937	$5,109	$21,823
Interest expense, net	(179)	(232)	(505)	(495)	(1,411)

Loss before tax benefit	(3,723)	(6,465)	(7,442)	(5,604)	(23,234)
Income tax benefit	—	—	—	47	47

Net loss	$(3,723)	$(6,465)	$(7,442)	$(5,557)	$(23,187)

Basic and diluted net loss per common share	$(0.26)	$(0.44)	$(0.51)	$(0.38)	$($1.58)

Weighted average basic and diluted common shares outstanding	14,553,748	14,561,519	14,670,247	14,732,582	14,630,125

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

        Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2012.

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

ITEM 9B.    OTHER INFORMATION

        On March 27, 2013, the Company entered into a Third Amendment to its Office Space Lease with Washington Street Associates II, L.P. dated January 10, 2008, as amended on November 1, 2010 and January 31, 2013 (the "Office Lease"), pursuant to which NuPathe leases its principal executive offices. The Third Amendment extends the term of the Office Lease to June 30, 2013 at a monthly rate of $26,001 for the remaining term of the lease. All other provisions of the Office Lease are unchanged by the Third Amendment and remain in full force and effect.

        On March 27, 2013, the Company and Terri B. Sebree, the Company's President, entered into Amendment No. 1 (the "Amendment") to Ms. Sebree's Amended and Restated Employment Agreement. The Amendment extends the time period during which Ms. Sebree may elect to resign and receive the payments and other benefits specified in her Amended and Restated Employment Agreement, to December 31, 2013. The Amendment also specifies certain terms of the consulting agreement which Ms. Sebree will be required to enter into in order to receive such payments and other benefits. All other provisions of the Amended and Restated Employment Agreement are unchanged by the Amendment.

        The foregoing is a summary description of certain terms of the Amendment to Ms. Sebree's Amended and Restated Employment Agreement and the Third Amendment to the Company's Office Lease and, by its nature, is incomplete. It is qualified in its entirety by the text of the Amendment and the text of the Third Amendment filed as Exhibits 10.26 and 10.35, respectively, to this Form 10-K and incorporated herein by reference. All readers are encouraged to read the entire text of such amendments.

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

        The additional information required by this item will be included under the headings "Proposal No. 1—Election of Directors," "Executive Officers and Key Employee," "Corporate Governance," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2013 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2012 (our 2013 Proxy Statement), and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item will be included in our 2013 Proxy Statement under the heading "Executive Compensation," and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item will be included in our 2013 Proxy Statement under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item will be included in our 2013 Proxy Statement under the heading "Director Independence and Relationships and Related Party Transactions," and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item will be included in our 2013 Proxy Statement under the heading "Proposal No. 2—Ratification of the Selection of the Independent Registered Public Accounting Firm," and is incorporated herein by reference.

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

NUPATHE INC.
Date: March 27, 2013	By:	/s/ ARMANDO ANIDO Armando Anido Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Armando Anido and Keith A. Goldan, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARMANDO ANIDO Armando Anido	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2013
/s/ KEITH A. GOLDAN Keith A. Goldan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2013
/s/ WAYNE P. YETTER Wayne P. Yetter	Chairman of the Board	March 27, 2013
/s/ MICHAEL COLA Michael Cola	Director	March 27, 2013
/s/ JAMES A. DATIN James A. Datin	Director	March 27, 2013

Signature	Title	Date

/s/ WILLIAM J. FEDERICI William J. Federici	Director	March 27, 2013
/s/ RICHARD S. KOLLENDER Richard S. Kollender	Director	March 27, 2013
/s/ ROBERT P. ROCHE, JR. Robert P. Roche, Jr.	Director	March 27, 2013
/s/ BRIAN J. SISKO Brian J. Sisko	Director	March 27, 2013

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit Number							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1		Restated Certificate of Incorporation of NuPathe Inc.	8-K	001-34836	3.1	August 12, 2010

3.2		Bylaws of NuPathe Inc.	8-K	001-34836	3.2	August 12, 2010

4.1		Certificate of Powers, Designations, Preferences, Rights and Qualifications, Limitations or Restrictions of Series A Preferred Stock	8-K	001-34836	99.2	September 26, 2012

4.2		Amended and Restated Investor Rights Agreement, dated as of July 8, 2008, as amended on July 20, 2010 and August 4, 2010	S-1/A	333-166825	4.1	August 5, 2010

4.3		Preferred Stock Warrant, dated as of March 29, 2007, as amended, issued to Oxford Finance Corp.	S-1/A	333-166825	4.2	June 15, 2010

4.4		Form of Warrant to Purchase Shares of Series B Preferred Stock, as amended	S-1/A	333-166825	4.3	June 15, 2010

4.5		Form of Warrant to Purchase Shares of Common Stock, dated October 23, 2012	8-K	001-34836	99.3	September 26, 2012

4.6		Warrant, dated November 26, 2012, issued by NuPathe Inc. in favor of Hercules Technology Growth Finance, Inc.	8-K	001-34836	99.3	November 27, 2012

4.7		Registration Rights Agreement, dated as of August 2, 2011, between NuPathe Inc. and Aspire Capital Fund, LLC	8-K	001-34836	4.1	August 2, 2011

10.1	*	Patent License Agreement, effective as of July 1, 2006, as amended, between NuPathe Inc. and The Trustees of the University of Pennsylvania	S-1/A	333-166825	10.1	June 15, 2010

10.2	*	Development and License Agreement, dated September 14, 2007, as amended, between NuPathe Inc. and LTS Lohmann Therapie-Systeme AG	S-1/A	333-166825	10.2	July 27, 2010

10.3		Asset Purchase and License Agreement, dated July 8, 2008, between NuPathe Inc. and Travanti Pharma Inc.	S-1/A	333-166825	10.3	June 15, 2010

			Incorporated by Reference
Exhibit Number							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.4	*	Feasibility Evaluation Agreement, dated March 19, 2007, as amended, between NuPathe Inc. and Evonik Industries AG, Inc. (as successor to SurModics Pharmaceuticals, Inc.)	S-1/A	333-166825	10.4	July 27, 2010

10.5	*	License Agreement, dated September 23, 2009, between NuPathe Inc. and Evonik Industries AG, Inc. (as successor to SurModics Pharmaceuticals, Inc.)	S-1/A	333-166825	10.5	July 27, 2010

10.6	*	Equipment Funding Agreement, dated June 1, 2010, between NuPathe Inc. and LTS Lohmann Therapie-Systeme AG	S-1/A	333-166825	10.11	July 27, 2010

10.7		Amendment to Equipment Funding Agreement, January 18, 2013, between NuPathe Inc. and LTS Lohmann Therapie-Systeme AG	—	—	—	—	X

10.8		Equipment Purchase Agreement, dated April 23, 2012, by and between Automated Engineering, LLC and NuPathe Inc.	8-K	001-34836	10.1	April 26, 2012

10.9		Office Space Lease, dated January 10, 2008, between NuPathe Inc. and Washington Street Associates II, L.P.	S-1/A	333-166825	10.10	June 15, 2010

10.10		First Amendment to Office Space Lease, dated November 1, 2010, between NuPathe Inc. and Washington Street Associates II, L.P.	10-K	001-34836	10.12	March 18, 2011

10.11		Second Amendment to Office Space Lease, dated January 31, 2013, by and between Washington Street Associates II, L.P. and NuPathe Inc.	8-K	001-34836	99.1	February 5, 2013

10.l2		Loan and Security Agreement, dated November 26, 2012, by and between Hercules Technology Growth Finance, Inc. and NuPathe Inc.	8-K	001-34836	99.1	November 29, 2012

			Incorporated by Reference
Exhibit Number							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.13		Secured Promissory Note, dated November 26, 2012, issued by NuPathe Inc. in favor of Hercules Technology Growth Finance, Inc.	8-K	001-34836	99.2	November 29, 2012

10.14		Common Stock Purchase Agreement, dated August 2, 2011 between NuPathe Inc. and Aspire Capital Fund, LLC	S-1	001-34836	10.31	August 2, 2011

10.15		Securities Purchase Agreement, dated September 25, 2012, among NuPathe Inc. and the investors named therein	8-K	001-34836	99.1	September 26, 2012

10.16	#	Amended and Restated 2005 Equity Compensation Plan, as amended, including forms of Incentive Stock Option Grant, Nonqualified Stock Option Grant and Restricted Stock Grant Agreement thereunder	S-1/A	333-166825	10.12	June 15, 2010

10.17	#	NuPathe Inc. 2010 Omnibus Incentive Compensation Plan, as amended and restated effective April 11, 2011	Schedule 14-A	001-34836	Appendix A	April 22, 2011

10.18	#	Form of Incentive Stock Option Grant Agreement for awards under NuPathe Inc. 2010 Omnibus Incentive Compensation Plan	10-Q	001-34836	10.2	November 12, 2010

10.19	#	Form of Nonqualified Stock Option Grant Agreement for awards under NuPathe Inc. 2010 Omnibus Incentive Compensation Plan	10-Q	001-34836	10.3	November 12, 2010

10.20	#	Form of Nonqualified Stock Option Grant Agreement for awards to non-employee directors under NuPathe Inc. 2010 Omnibus Incentive Compensation Plan	10-Q	001-34836	10.4	November 12, 2010

10.21	#	Form of Restricted Stock Grant Agreement for awards under NuPathe Inc. 2010 Omnibus Incentive Compensation Plan	10-Q	001-34836	10.5	November 12, 2010

10.22	#	Form of Restricted Stock Unit Agreement for awards under NuPathe Inc. 2010 Omnibus Incentive Compensation Plan	—	—	—	—	X

10.23	#	NuPathe Inc. 2010 Employee Stock Purchase Plan	S-1/A	333-166825	10.14	July 21, 2010

			Incorporated by Reference
Exhibit Number							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.24	#	Employment Agreement, dated July 25, 2012, between Armando Anido and NuPathe Inc.	8-K	001-34836	99.1	July 30, 2012

10.25	#	Amended and Restated Employment Agreement, dated July 25, 2012, between Terri B. Sebree and NuPathe Inc.	8-K	001-34836	99.2	July 30, 2012

10.26	#	First Amendment, dated March 27, 2013, to Amended and Restated Employment Agreement between Terri B. Sebree and NuPathe Inc.	—	—	—	—	X

10.27	#	Amended and Restated Employment Agreement, dated July 25, 2012, between Keith A. Goldan and NuPathe Inc.	8-K	001-34836	99.4	July 30, 2012

10.28	#	Amended and Restated Employment Agreement, dated July 25, 2012, between Michael F. Marino and NuPathe Inc.	8-K	001-34836	99.5	July 30, 2012

10.29	#	Amended and Restated Employment Agreement, dated July 25, 2012, between Gerald W. McLaughlin and NuPathe Inc.	8-K	001-34836	99.6	July 30, 2012

10.30	#	Severance Agreement and Release of Claims, dated July 25, 2012, between Jane H. Hollingsworth and NuPathe Inc.	8-K	001-34836	99.7	July 30, 2012

10.31	#	Consulting Agreement, dated July 25, 2012, between Jane H. Hollingsworth and NuPathe Inc.	8-K	001-34836	99.8	July 30, 2012

10.32	#	NuPathe Inc. Non-Employee Director Compensation Policy	10-K	001-34836	10.26	March 18, 2011

10.33	#	Form of Director Indemnification Agreement	S-1/A	333-166825	10.20	July 9, 2010

10.34	#	List of current directors with a Director Indemnification Agreement in the form provided as Exhibit 10.33	—	—	—	—	X

10.35		Third Amendment to Office Space Lease, dated March 27, 2013, by and between Washington Street Associates II, L.P. and NuPathe Inc.	—	—	—	—	X

Incorporated by Reference
Exhibit Number						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
23.1	Consent of KPMG LLP, independent registered public accounting firm	—	—	—	—	X

24.1	Power of Attorney (included in the signature page to this Form 10-K)	—	—	—	—	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	†

101.INS	XBRL Instance Document	—	—	—	—	†

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	†

101.CAL	XBRL Taxonomy Extension Calculation Link Base Document	—	—	—	—	†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	†

*
Certain information in this exhibit has been omitted pursuant to an Order Granting Confidential Treatment issued by the Securities and Exchange Commission.

#
Indicates management contract or compensatory plan or arrangement.

†
Furnished herewith.