Form 10-Q
period 2013-03-31
NUPATHE INC.
filed 2013-05-14
CIK 1375200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

As of May 10, 2013, there were 31,072,196 outstanding shares of the registrant’s common stock, $0.001 par value.

NUPATHE INC.

Form 10-Q for the Quarter Ended March 31, 2013

In this Form 10-Q, unless otherwise stated or the context otherwise indicates, references to “NuPathe,” the Company,” “we,” “us,” “our,” and similar references refer to NuPathe Inc.

NuPathe®, Zecuity®, SmartRelief™ and LAD™ are trademarks of NuPathe Inc.  All other trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements contained in this Form 10-Q that are not historical facts are hereby identified as “forward-looking statements” and include, among others, statements relating to:

•          the sufficiency of our cash and cash equivalents to fund our operations and debt service obligations into the fourth quarter of 2013;

•          future expenses and capital requirements;

•          the expected launch of Zecuity in the fourth quarter of 2013;

•          our plans to obtain commercial and development partners for Zecuity and our product candidates and the timing of any such partnerships;

•          our commercialization plans regarding Zecuity;

•          our development plans regarding NP201 and NP202; and

•          our development, manufacturing and commercialization capabilities;

as well as other statements relating to our expectations, plans and beliefs regarding our future operations, financial performance or financial condition or other future events (including assumptions underlying or relating to any of the foregoing). Forward-looking statements appear in this Form 10-Q primarily in Part I., Item 1 “Notes to Unaudited Financial Statements” and Part I., Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  In some cases, you can identify forward-looking statements by words such as “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “scheduled” and similar expressions, although not all forward-looking statements contain these identifying words.

Forward-looking statements are based upon our current expectations, plans and beliefs and are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results to differ materially and adversely from those expressed or implied by such statements. Factors that could cause or contribute to such differences include, but are not limited to:

•          our ability to obtain additional capital on a timely basis and on agreeable terms to launch Zecuity and continue as a going concern;

•          our ability to obtain commercial and development partners for Zecuity and our product candidates;

•          our reliance on third parties to manufacture Zecuity and our product candidates;

•          our ability to establish and effectively manage our supply chain;

•          our ability to establish effective marketing and sales capabilities or enter into agreements with third parties to perform these functions;

•          market acceptance among physicians and patients and the availability of adequate reimbursement from third party payors for Zecuity and any product candidate for which we obtain marketing approval;

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

•          compliance with legal and regulatory requirements; and

i

•          the other risks, uncertainties and factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (2012 Annual Report) under the caption “Item 1.A — Risk Factors”.

As a result, you should not place undue reliance on forward-looking statements. The forward-looking statements contained in this Form 10-Q represent our views only as of the date of this Form 10-Q (or any earlier date indicated in such statement). While we may update certain forward-looking statements from time to time, we specifically disclaim any obligation to do so, whether as a result of new information, future developments or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the periodic and current reports that we file with the SEC. Our SEC filings are available free of charge through the “Investor Relations—SEC filings” page of our website at www.nupathe.com and through the SEC’s website at www.sec.gov. The information contained on our website, or accessible thereby, is not a part of this Form 10-Q.

The foregoing cautionary statements are intended to qualify all forward-looking statements wherever they may appear in this Form 10-Q. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUPATHE INC.

(A Development-Stage Company)

Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$18,026	$22,570
Prepaid expenses and other	422	450
Total current assets	18,448	23,020
Property and equipment, net	1,232	581
Other assets	225	243
Other assets-equipment funding (Note 3(d))	7,101	6,763
Total assets	$27,006	$30,607

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$1,016	$378
Accounts payable	1,084	800
Accrued expenses	2,164	1,995
Total current liabilities	4,264	3,173

Other long-term liabilities	—	83
Long-term debt	7,352	8,102
Warrant liability	—	16,236

Total liabilities	11,616	27,594

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; authorized 10,000,000 shares; issued and outstanding 0 and 8,804 at March 31, 2013 and December 31, 2012, respectively	—	7,255
Common stock, $0.001 par value. Authorized 90,000,000 shares; issued and outstanding 29,071,164 and 20,023,949 shares at March 31, 2013 and December 31, 2012, respectively	29	20
Additional paid-in capital	173,511	136,506
Deficit accumulated during the development stage	(158,150)	(140,768)
Total stockholders’ equity	15,390	3,013
Total liabilities and stockholders’ equity	$27,006	$30,607

See accompanying notes to unaudited financial statements.

NUPATHE INC.

(A Development-Stage Company)

Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

			Period from
			January 7, 2005
	Three Months Ended March 31,		(inception) through
	2013	2012	March 31, 2013

Grant revenue	$—	$—	$650

Operating expenses:
Research and development	1,990	3,454	73,397
Acquired in-process research and development	—	—	5,500
Selling, general and administrative	2,984	2,387	37,883
Total operating expenses	4,974	5,841	116,780
Loss from operations	(4,974)	(5,841)	(116,130)

Interest income	5	10	674
Interest expense	(251)	(453)	(9,653)
Change in fair value of warrants	(12,162)	—	(13,449)
Loss on debt extinguishment	—	—	(799)
Loss before tax benefit	(17,382)	(6,284)	(139,357)
Income tax benefit	—	—	839
Net loss	(17,382)	(6,284)	$(138,518)
Series A Preferred Stock dividends	(314)	—
Net loss applicable to common stockholders	$(17,696)	$(6,284)
Basic and diluted net loss per common share	$(0.68)	$(0.43)
Weighted average basic and diluted common shares Outstanding	25,883,876	14,732,582

See accompanying notes to unaudited financial statements.

NUPATHE INC.

(A Development-Stage Company)

Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Period from January 7, 2005 (inception) through
	2013	2012	March 31, 2013
Cash flows from operating activities:
Net loss	$(17,382)	$(6,284)	$(138,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	23	25	381
Loss on asset disposal	—	—	29
Increase in fair value of warrants	12,162	—	13,449
Loss on debt extinguishment	—	—	799
Cash paid for interest on debt extinguishment	—	—	(350)
Acquired in-process research and development	—	—	5,500
Stock-based compensation	1,348	331	6,319
Noncash interest expense	33	65	5,791
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	29	58	993
Accounts payable	(224)	(415)	576
Accrued expenses	86	17	2,143
Net cash used in operating activities	(3,925)	(6,203)	(102,888)

Cash flows from investing activities:
Purchase of in-process research and development	—	—	(5,500)
Payments under equipment funding agreement	—	—	(6,763)
Purchases of property and equipment	(505)	(112)	(1,473)
Net cash used in investing activities	(505)	(112)	(13,736)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	26,000
Payment of debt issuance costs	—	—	(428)
Repayment of debt	(128)	(2,170)	(18,916)
Proceeds from sale of preferred stock, net	—	—	69,863
Proceeds from sale of common stock, net	14	—	43,664
Proceeds from sale of convertible notes, net	—	—	14,467
Net cash (used in) provided by financing activities	(114)	(2,170)	134,650
Net increase (decrease) in cash and cash equivalents	(4,544)	(8,485)	18,026
Cash and cash equivalents, beginning of period	22,570	23,059	—
Cash and cash equivalents, end of period	$18,026	$14,574	$18,026
Supplemental cash flow disclosures:
Noncash investing and financing activities:
Conversion of note principal and accrued interest to redeemable convertible preferred stock	$—	$—	$4,547
Conversion of note principal and accrued interest to common stock	—	—	10,337
Conversion of redeemable convertible preferred stock into common stock	—	—	58,072
Reclassification of warrant liability	27,495	—	28,608
Fair value of warrants issued in connection with loan facility	—	—	485
Fair value of warrants issued in connection with equity financing	—	—	14,949
Financing arrangement with third party vendors	—	—	991
Accretion of redeemable convertible preferred stock	—	—	9,948
Dividends	314	—	13,564
Cash paid for interest	209	378	3,486

See accompanying notes to unaudited financial statements.

NuPathe Inc.

(A Development-Stage Company)

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

(1) Background

NuPathe Inc. (the Company) is a specialty pharmaceutical company focused on the development and commercialization of branded therapeutics for diseases of the central nervous system. Our lead product, Zecuity® (sumatriptan iontophoretic transdermal system), was approved by the FDA on January 17, 2013 for the acute treatment of migraine with or without aura in adults. The Company was incorporated in Delaware on January 7, 2005 (inception) and has its principal office in Conshohocken, Pennsylvania. The Company operates as a single business segment and is a development-stage company.

(2) Development-Stage Risks and Liquidity

The Company has incurred recurring losses and negative cash flows from operations since its inception and has accumulated a deficit during the development stage of $158,150 as of March 31, 2013. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of Zecuity and its products in development.

Management estimates that the Company’s cash and cash equivalents of $18,026 as of March 31, 2013 will be sufficient to fund operations and debt service obligations into the fourth quarter of 2013. The additional capital that the Company will require to launch Zecuity and fund its operations and debt service obligations beyond that point will depend largely upon the timing, scope, terms and structure of a commercial partnership for Zecuity. Until such time as the Company is able to secure additional capital, the Company intends to limit and delay certain expenditures required for the commercialization of Zecuity. There is no assurance that the Company will be able to secure a commercial partner on acceptable terms, and additionally no assurance that additional required capital will be available when needed or on acceptable terms. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is subject to those risks associated with any development-stage specialty pharmaceutical company that has substantial expenditures for development and commercialization. There can be no assurance that the Company’s development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially successful. In addition, the Company operates in an environment of rapid technological change, and is largely dependent on the services of its employees, consultants, suppliers and contract manufacturers.

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

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC, which includes  audited balance sheets as of December 31, 2012 and 2011, and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2012 and the period from January 7, 2005 (inception) through December 31, 2012.

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

The Company had Level 1 fair value measurements of its cash equivalents of $17,745 and $21,964 at March 31, 2013 and December 31, 2012, respectively. The Company had no Level 2 fair value instruments at March 31, 2013 and December 31, 2012. The Company had Level 3 fair value measurements of its warrant liability of $0 and $16,236 at March 31, 2013 and December 31, 2012, respectively. A reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is shown in the table below.

Warrant Liability

Balance at January 1, 2013	$16,236
Issuance of warrants	—
Change in fair value of warrant liability	12,162
Transaction expenses included in change in fair value of warrant liability	(903)
Reclassified to equity as warrants no longer meet the liability classification requirements	(27,495)

Balance at March 31, 2013	$—

(d) Other Assets-Equipment Funding

In June 2010, the Company entered into an equipment funding agreement with LTS Lohmann Therapie-Systeme AG (LTS), under which the Company agreed to fund the purchase by LTS of manufacturing equipment for the Company’s primary product candidate, Zecuity. The Company made 14 monthly installments to LTS that commenced in June 2010 and ended in August 2011. As of December 31, 2012, €4,970, or $6,763 based on exchange rates in effect at the time the payments were made, was recorded as a noncurrent asset in the Other assets-equipment funding account on the accompanying balance sheet.

Additionally, in the first quarter of 2013, the Company amended the LTS funding agreement to provide additional funding for commercial manufacturing capacity. The Company’s additional funding obligations resulting from such amendment are denominated in Euros and total approximately $800, based on exchange rates in effect at March 31, 2013. As of March 31, 2013 the Company has  incurred $338 related to the amendment, which is included in the Other assets-equipment funding account on the accompanying balance sheet, and expects to incur the remaining balance in 2013.

Amounts capitalized under the LTS funding agreement are expected to be amortized to cost of goods sold upon the commencement of commercial sales of Zecuity. LTS owns the purchased equipment and is responsible for its routine and scheduled maintenance and repair and is required to use the purchased equipment solely to manufacture Zecuity.

(e) Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding less the weighted-average shares subject to repurchase during the period. For all periods presented, common stock options, unvested restricted shares of common stock, unvested restricted stock units and stock warrants have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as of March 31, 2013 and 2012, as they would be anti-dilutive:

	March 31,
	2013	2012
Shares underlying outstanding options to purchase common stock	1,536,631	2,410,386
Shares of unvested restricted stock and restricted stock units	1,895,418	16,000
Shares underlying outstanding warrants to purchase common stock	14,403,716	200,268

(4) Capital Facility and Equity Financings

(a) Term Loan and Vendor Debt

2012 Term Loan

In November 2012, the Company entered into a Loan and Security Agreement with Hercules Technology Growth Finance, Inc. (Hercules) and received loan proceeds of $8,500 (the 2012 Term Loan). The 2012 Term Loan bears interest at an annual rate equal to the Wall Street Journal prime rate minus 3.25%, subject to a minimum rate of 9.85%. At March 31, 2013, the 2012 Term Loan bore interest at 9.85%. The Company is required to make interest-only payments for the first twelve months of the 2012 Term Loan’s 42-month term; principal payments will commence in December 2013 and the loan matures in May 2016. As of March 31, 2013 the balance of the 2012 Term Loan, net of unamortized debt discount of $192 as discussed below, is $8,308 with $956 of the amount being classified as current.

In connection with the 2012 Term Loan, NuPathe paid an origination fee to Hercules consisting of a cash payment of $43 and 50,000 shares of common stock. The fair value of the common stock of $146 was recorded as debt issuance costs. The Company also issued Hercules a warrant to purchase 106,631 shares of common stock at an exercise price of $2.79. The warrant has a five year exercise period. The fair value of the warrant was $213, which was recorded as a debt discount at the time of issuance and will be amortized to interest expense over the life of the loan. At the time of final payment of the 2012 Term Loan, the Company will be required to pay a final payment fee of $298 (representing 3.5% of the original principal amount of the Term Loan).

The Company’s obligations under the 2012 Term Loan are secured by a first priority lien on all of the Company’s assets, excluding intellectual property, which is subject to a negative pledge. The Company’s cash and investment accounts are subject to account control agreements with Hercules that give Hercules the right to assume control of the account in the event of a default under the Loan and Secuity Agreement. The Loan and Secuity Agreement contains operating covenants including, among others, covenants restricting the Company’s ability to incur additional indebtedness, pay dividends or other distributions, effect a sale of any part of its business or merge with or acquire another company. The 2012 Term Loan also includes customary events of default including, among others, upon the occurrence of a payment default, a covenant default, a material adverse change or insolvency. Upon the occurrence of an event of default, the interest rate will be increased by 3% over the rate that would otherwise be applicable. In addition, the occurrence of an event of default could result in the acceleration of the Company’s obligations under the 2012 Term Loan as well as grant Hercules the right to exercise remedies with respect to the collateral.

Vendor Debt

In August 2012 and September 2012, the Company entered into two short-term loan agreements with third party vendors to finance insurance premiums. The aggregate amount financed under the agreements was $434. As of March 31, 2013 the balance of the remaining short-term loans was $60, which was paid in April 2013.

(b) Equity Financing

October 2012 Financing

In September 2012, the Company entered into a Securities Purchase Agreement (the Purchase Agreement) with certain qualified institutional purchasers and individual investors, pursuant to which the Company sold 14,000,000 units of the Company’s securities (the Units) to investors for an aggregate purchase price of $28,000 (the October 2012 Financing). The per Unit purchase price for the Units was $2.00, and each Unit consisted of one one-thousandth (1/1,000) of a share of the Company’s newly designated Series A Preferred Stock, par value $0.001 per share (the Series A Preferred Stock), and a warrant (the Warrants) to purchase one share of the Company’s common stock, par value $0.001 per share, at an exercise price of $2.00 per share.

Each 1/1,000 of a share of Series A Preferred Stock accrued dividends quarterly in arrears at a rate per annum of 8% of $2.00 and was convertible, at the holder’s option, into such number of shares of common stock equal to (i) $2.00 divided by the conversion price then in effect (which conversion price was initially equal to $2.00), plus (ii) an amount equal to all accrued but unpaid dividends on such fractional share divided by the closing price of the Company’s common stock as reported on the NASDAQ Global Market on the trading day immediately preceding the date of conversion, unless the Company elected to pay the dividend amount in cash upon conversion.

The terms of the Series A Preferred Stock provided for the automatic conversion into common stock upon (i) the consent of the holders of a majority of the shares of the Series A Preferred Stock, (ii) the conversion of a majority of the shares of Series A Preferred Stock, or (iii) the second to occur of (A)  FDA approval of the Company’s Zecuity product candidate and (B) consummation of a financing, licensing, partnership or other corporate collaboration resulting in gross proceeds to the Company of at least $22 million. On February 4, 2013, as a result of the conversion of a majority of the shares of Series A Preferred Stock, the automatic conversion of the remaining shares of Series A Preferred Stock was triggered.

During the quarter ended March 31, 2013, the Company issued an aggregate of 14,087,821 shares of common stock in connection with the conversion of all of the Series A Preferred Stock, of which 87,821 shares of common stock were issued in satisfaction of the $314 dividend that accrued on outstanding shares of Series A Preferred Stock on January 23, 2013. The value of converted shares of $8,158 was reclassified from Series A Preferred Stock to common stock and additional paid in capital.

Warrants sold as part of the October 2012 Financing entitle the holders to purchase one share of common stock at a price of $2.00 per share. The exercise price of the Warrants was subject to “full ratchet” antidilution price protection such that, in the event the Company issued shares of common stock or securities convertible into shares of common stock at an effective per share price less than the exercise price then in effect, the exercise price would have been reduced to the effective price per share for such additional shares of common stock. Because of this antidilution feature, the warrants were liability classified on the Company’s December 31, 2012 balance sheet. The fair value of the warrants issued in connection with the October 2012 Financing was determined to be $14,750 and was recorded as a liability at the date of issuance. In February 2013, upon the automatic conversion of the Series A Preferred Stock, the “full ratchet” antidilution feature of the Warrants terminated. The Warrants were recorded at fair value through the final conversion date and were then reclassified from liabilities to equity.

Aspire Capital

As of March 31, 2013, the Company has not made any sales to Aspire Capital other than the 70,721 shares of common stock sold to Aspire Capital upon execution of the common stock purchase agreement in August 2010 (Purchase Agreement) and the 84,866 shares of common stock issued to Aspire Capital as a commitment fee in consideration for entering into the Purchase Agreement. The Purchase Agreement expires in August 2013.

(5) Stockholders’ Equity

The following table summarizes the Company’s share activity for the three months ended March 31, 2013:

	Convertible Preferred Shares	Common Shares
Shares outstanding January 1, 2013	8,804	20,023,949

Conversion of Series A Preferred stock into common stock	(8,804)	8,804,000
Common stock issued as dividends	—	87,821
Restricted stock awards issued	—	144,098
Common stock issued pursuant to option exercises	—	11,296

Shares outstanding March 31, 2013	—	29,071,164

(a) Warrants

As of March 31, 2013, the following warrants to purchase common stock were outstanding:

	Number of Shares	Exercise Price	Expiration
Common stock	14,188,426	$2.00	2017
Common stock	106,631	$2.79	2017
Common stock	108,659	$7.45	2016
	14,403,716

The warrants to purchase 14,188,246 shares of common stock at an exercise price per share of $2.00 were subject to “full ratchet” antidilution price protection and, as a result, were liability-classified on the date of issuance. Because the warrants were liability-classified, they were re-measured on the Company’s reporting dates with changes in the carrying value reflected in current results of operations.

As of February 4, 2013, the date upon which the “full ratchet” antidilution feature of the warrants terminated, the warrants were marked-to-market to a fair value of $27,495 and then reclassified to equity. The change in fair value of warrants from January 1, 2013 through February 4, 2013 was $11,259 and the associated expense has been included in the Company’s statement of operations.

The fair value of the warrants was determined using a Monte Carlo analysis. The fair value is subjective and was affected by changes in inputs to the valuation model including the price per share of the Company’s common stock, assumptions regarding FDA approval, future stock price activity, the timing of exercise of the warrants, volatility of the Company’s common stock and peer company common stock and risk-free rates based on U.S. Treasury yields.

As of April 30, 2013, 3,137,500 of the 14,188,426 warrants to purchase common stock at an exercise price per share of $2.00 have been exercised, resulting in the issuance of 1,951,032 shares of common stock and cash proceeds of $2,250.

(6) Stock-Based Compensation

On January 3, 2013, an additional 1,001,197 shares of common stock became available under the Company’s 2010 Omnibus Incentive Compensation Plan, as amended and restated effective April 11, 2011 (the 2010 Plan), pursuant to its “evergreen provision”, bringing the total shares authorized for issuance under the 2010 Plan to 3,976,582. Awards under the 2010 Plan are made by the compensation committee of the Company’s board of directors and may be made to eligible employees, directors, consultants and advisors to the Company in the form of restricted stock, stock options, stock appreciation rights, stock units, performance units and other stock-based awards. As of March 31, 2013, there were 1,536,631 incentive and non-qualified stock options, 2,037,047 restricted stock units, and 144,098 restricted stock awards outstanding under the 2010 Plan. As of March 31, 2013, there were 117,177 shares of common stock available for future grants under the 2010 Plan.

(a)         Stock Option Exchange

In January 2013, the Company completed an exchange of certain previously issued stock options for shares of restricted stock and restricted stock units (the Exchange). In the Exchange, certain employees of the Company exchanged two eligible stock options for one share of restricted stock (RSA) or one restricted stock unit (RSU). The Exchange was completed in accordance with, and as permitted by, the terms of the 2010 Plan. In connection with the Exchange, options to purchase 1,236,837 shares were cancelled and 618,415 shares of restricted stock and restricted stock units were issued.

RSAs and RSUs issued in the Exchange will vest 50% on January 7, 2014, with the remaining shares vesting in four equal quarterly installments thereafter. All shares of RSAs and RSUs issued in the Exchange will be subject to forfeiture if the employee’s service to the Company terminates before those shares vest, except as otherwise provided in a written employment agreement entered into between the employee and the Company which, in certain cases, may provide for continued or accelerated vesting of equity securities, including RSAs or RSUs. Shares of Company common stock will be issued with respect to vested RSUs on the earliest of: (i) March 31 of the calendar year immediately following the year in which the RSU vests; (ii) a change of control of the Company; or (iii) the employees separation from service from the Company.

The exchange-date fair value of the options that were canceled in the Exchange was $2,727 and the fair value of the RSUs/RSAs that were issued in the Exchange was $2,103.  For this purpose, fair value of the options was determined using the Black-Scholes option pricing model. Expense of $2,396 relating to the options canceled in the Exchange and RSUs/RSAs that were issued in the Exchange will be recognized over the next two years.

(b)         Stock Options

The following is a summary of all stock option activity for the three months ended March 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,788,599	$3.58
Granted	10,807	3.45
Exercised	(14,970)	1.73
Cancelled/forfeited	(1,247,805)	4.20
Outstanding at March 31, 2013	1,536,631	3.09	6.76	$1,645
Vested and expected to vest at March 31, 2013	1,536,631	3.09	6.76	$1,645
Exercisable at March 31, 2013	1,421,516	$3.00	6.60	$1,592

Of the 10,807 stock options that were granted during the three months ended March 31, 2013, all were granted to certain directors pursuant to an election by such directors to receive all or a portion of their director fees in stock options.

The aggregate intrinsic value represents the total amount by which the value of the shares of common stock subject to such options exceeds the exercise price of such options, based on the Company’s closing stock price of $3.45 as reported on the NASDAQ Global Market on March 31, 2013.

Stock-based compensation expense related to stock options for the three months ended March 31, 2013 and 2012 was $92 and $322, respectively. As of March 31, 2013, there was $206 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.2 years.

Management calculates the fair value of stock options based upon the Black Scholes option pricing model. The following table summarizes the fair value and assumptions used in determining the fair value of stock options issued during the three months ended March 31, 2013.

Weighted- average fair value of stock options granted	$2.90

Assumptions Used for Q1 2013 grants:
Risk-free interest rate	.77%
Expected life in Years	5.0
Expected volatility	124.6%
Dividend Yield	0%

The Company determined the options’ life based on the use of the simplified method and, as of 2013, uses the Company’s own historical common stock volatility and dividend yield. Prior to 2013, the Company used a basket of comparable public companies as a basis for the expected volatility assumption. The risk free interest rate is based on the yield of an applicable term Treasury instrument.

(c) Stock Awards

The following is a summary of restricted stock award (RSA) and restricted stock unit (RSU) activity for the three months ended March 31, 2013:

	Total Number of Shares	Number of RSA Shares	Weighted Average Grant Date Fair Value of RSA	Number of RSU Shares	Weighted Average Grant Date Fair Value of RSU
Nonvested shares at December 31, 2012	466,660	—	$—	466,660	$3.38

Granted	1,597,820	144,098	3.40	1,453,722	3.40
Vested	(169,062)	—		(169,062)	3.39
Forfeited/repurchased	—	—	—	—	—

Nonvested shares at March 31, 2013	1,895,418	144,098	$3.40	1,751,320	$3.40

Stock-based compensation expense related to RSA and RSU for the three months ended March 31, 2013 and 2012 was $1,256 and $9, respectively. Of the 169,062 RSUs that vested during the three months ended March 31, 2013, 95,243 vested due to the achievement of a performance milestone, as defined in the RSU agreements. As of March 31, 2013, there is $5,382 of unrecognized compensation expense related to unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 2.9 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary should be read in conjunction with:

•           our unaudited financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q; and

•           our audited financial statements and accompanying notes included in our Form 10-K for the year ended December 31, 2012 (2012 Annual Report), as well as the information contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2012 Annual Report.

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of branded therapeutics for diseases of the central nervous system, including neurological and psychiatric disorders. Our lead product, Zecuity® (sumatriptan iontophoretic transdermal system), was approved by the FDA on January 17, 2013 for the acute treatment of migraine with or without aura in adults. Zecuity is a single-use, battery-powered patch applied to the upper arm or thigh during a migraine. Following application and with a press of a button, Zecuity initiates transdermal delivery (through the skin), bypassing the gastrointestinal tract. Throughout the dosing period, the microprocessor within Zecuity continuously monitors skin resistance and adjusts drug delivery accordingly to ensure delivery of 6.5 mg of sumatriptan, the most prescribed migraine medication, with minimal patient-to-patient variability.  Zecuity is the first patch approved by the FDA for the acute treatment of migraine. We designed Zecuity to overcome limitations of current migraine treatments that are related to route of administration and peak plasma concentrations, and in particular, to address the unmet needs of patients who experience migraine-relating nausea (MRN) as part of their attacks. We expect to make Zecuity available by prescription in the U.S. in the fourth quarter of 2013.

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

We also have two proprietary product candidates in preclinical development that address large market opportunities. NP201, for the continuous symptomatic treatment of Parkinson’s disease, utilizes ropinirole, an FDA-approved dopamine agonist, and is designed to provide up to two months of continuous delivery. NP202, for the long-term treatment of schizophrenia and bipolar disorder, is designed to help address the long-standing problem of patient noncompliance by providing three months of continuous delivery of risperidone, an FDA-approved atypical antipsychotic. We are actively seeking partnerships to maximize the commercial potential for NP201 and NP202 in the U.S. and territories throughout the world and currently intend to limit spending on these programs until a development partner is obtained.

Capital Resources and Liquidity

We were incorporated in the State of Delaware in January 2005 and are a development-stage company. Since our inception, we have invested a significant portion of our efforts and financial resources in the development of Zecuity. Zecuity is the only product for which we have received marketing approval from the FDA, and to date we have not marketed, distributed or sold any products. As a result, we have generated no product revenue and have never been profitable. Our net loss for the three months ended March 31, 2013 and 2012 was $17.4 million and $6.3 million, respectively. As of March 31, 2013, we had an accumulated deficit of $158.2 million.

We have funded our operations to date primarily with the proceeds of the sale of common stock, convertible preferred stock, warrants, convertible notes and borrowings under credit facilities. From inception through March 31, 2013, we have received net proceeds of $128.0 million from the sale of common stock, convertible preferred stock, warrants and convertible notes.

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

•             market acceptance among physicians and patients and the availability of adequate reimbursement from third party payors for Zecuity;

•             the extent to which we are successful in establishing collaboration, co-promotion, distribution or other similar arrangements for our product candidates (NP201 and NP202);

•             the scope, progress, results and costs of development for our product candidates; and

•             the extent to which we acquire or invest in new products, businesses and technologies.

Our principal sources of liquidity are cash and cash equivalents of $18.0 million as of March 31, 2013. As of March 31, 2013, we had working capital of $14.2 million. During the three months ended March 31, 2013, we used $3.9 million of cash for operating activities, and $0.5 million for investing activities, and $0.1 million for financing activities.

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

To meet our capital needs, we intend to raise additional capital through corporate collaborations, partnerships or other strategic transactions, debt or equity financings or other funding opportunities. There can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. Furthermore, the covenants and the pledge of our assets as collateral under the 2012 Term Loan limit our ability to obtain additional debt financing. Until such time as we are able to secure additional capital, we intend to limit and delay certain expenditures required for the commercialization of Zecuity.

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

If we are unable to raise the necessary capital on terms acceptable to us, or at all, as and when needed, we will be required to delay the launch of Zecuity and further curtail and reduce our operations and costs and modify our business strategy, and we may be unable to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the year ended December 31, 2012 related to our ability to continue as a going concern.

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

Results of Operations

Three Months Ended March 31, 2013 compared to the Three Months Ended March 31, 2012

Research and Development Expense

Research and development expense for the three months ended March 31, 2013 and 2012 were comprised of the following:

	Three Months Ended March 31,
	2013	2012	Increase/(Decrease)
	(in thousands)
Clinical development	$265	$357	$(92)	(26)%
Chemistry, manufacturing and controls (CMC)	645	1,754	(1,109)	(63)
Regulatory and quality assurance	72	63	9	14
Medical affairs	73	39	34	87
Compensation and related	847	1,130	(283)	(25)
Facilities and related	88	111	(23)	(21)
	$1,990	$3,454	$(1,464)	(42)

Research and development expenses decreased by $1.5 million to $2.0 million in the three months ended March 31, 2013 from $3.5 million in the three months ended March 31, 2012. The significant variances from period to period are as follows:

Chemistry, manufacturing and controls (CMC)

During the first quarter of 2013, we incurred $1.1 million less related to CMC expenses compared to the first quarter of 2012.  Higher 2012 expenses were the result of significant CMC costs incurred for product development, analysis and packaging research in preparation for the Zecuity NDA resubmission. These expenses did not recur during the first quarter of 2013.

Compensation and related

Compensation and related expenses are personnel expenses, including salaries and benefits, which we do not allocate to specific programs. The first quarter of 2013 was $0.3 million lower than the same period in 2012 due to lower headcount during 2013.

Research and development expenses by program for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012	Increase/(Decrease)
	(in thousands)
Zecuity	$1,056	$2,156	$(1,100)	(51)%
NP201	—	2	(2)	(100)
NP202	—	54	(54)	(100)
General development	934	1,242	(308)	(25)
	$1,990	$3,454	$(1,464)	(42)

Zecuity expenses for the three months ended March 31, 2013 were $1.1 million, compared to $2.2 million for the same period in 2012. As discussed above, the 2012 period included significantly higher CMC expenses as we progressed towards our Zecuity NDA resubmission. The lower expenses in 2013 for NP201 and NP202 result from focusing our capital resources on Zecuity.  The 2013 decrease shown for general development expenses is primarily related to reduced research and development headcount during the 2013 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.6 million to $3.0 million in the three months ended March 31, 2013 from $2.4 million for the three months ended March 31, 2012. The higher 2013 expense is due, in large part, to a $1.1 million increase for non-cash stock based compensation expense recorded during the first quarter of 2013 related to the milestone-driven accelerated vesting of certain equity grants made to our CEO. This stock based compensation expense is partially offset by $0.3 million in lower salary and related expenses, due to lower headcount, as well as a $0.2 million reduction in expenses related to commercial operations.

Interest Expense

Interest expense was $0.3 million in the three months ended March 31, 2013, compared to $0.5 million during the three months ended March 31, 2012. The decrease is due to a slightly lower interest rate on our existing debt. In addition, contributing to the decrease is lower non-cash interest expense related to the amortization of deferred financing costs during the 2013 period. A majority of the deferred financing costs were written off in the fourth quarter of 2012 in conjunction with our debt payoff in 2012.

Change in fair value of warrants

In October 2012, in connection with our financing as well as in connection with a loan modification with our then lenders, the Company issued warrants to purchase a total of 14,188,426 shares of common stock. Because the exercise price of the warrants was subject to “full ratchet” antidilution price protection, the warrants were measured at fair value and were liability-classified on the date of issuance, and were subsequently marked-to-market on December 31, 2012. On February 4, 2013, in connection with the conversion of all outstanding shares of the Series A Preferred Stock we issued in October 2012, the warrant’s “full ratchet” antidilution feature terminated. As a result, the value of the warrants was reclassified to equity as the warrants no longer met the accounting requirements for liability classification. The change in fair value of warrants from January 1, 2013 through the date of reclassification was $12.2 million and the associated expense has been included in our statement of operations.

Series A Preferred Stock Dividends

Prior to the conversion of our Series A Preferred Stock, each 1/1,000 of a share of Series A Preferred Stock accrued dividends quarterly in arrears at a rate per annum of 8% of $2.00.  The first dividend in the amount of $0.3 million accrued on January 23, 2013.  In satisfaction of this dividend, the Company issued an aggregate of 87,821 shares of common stock during the quarter ended March 31, 2013.

Cash Flow Analysis

Net cash used in operating activities for the three months ended March 31, 2013 was $3.9 million, primarily the result of spending for normal operating activities and the continued development of Zecuity. During the three months ended March 31, 2013, we used $0.5 million of cash in investing activities, primarily related to equipment funding related to commercial manufacturing equipment, and $0.1 million for financing activities related to contractual debt repayments.

Net cash used in operating activities for the three months ended March 31, 2012 was $6.2 million, primarily the result of spending for normal operating activities, activities related to the Zecuity NDA resubmission, and the continued development of Zecuity. During the three months ended March 31, 2012, we used $0.1 million of cash in investing activities and $2.2 million for financing activities related to contractual debt repayments.

Critical Accounting Policies and Use of Estimates

A summary of our critical accounting policies and use of estimates can be found in Item 7 of our 2012 Annual Report.  There have been no changes to our critical accounting policies during the three months ended March 31, 2013.

Future Payments Under Contractual Obligations

During the three month period ended March 31, 2013, there have been no material changes to our contractual obligations outside the ordinary course of business from those specified in our 2012 Annual Report.

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

PART II. OTHER INFORMATION

Item 5. Other Information.

On May 10, 2013, the Company entered into a Fourth Amendment to its Office Space Lease with Washington Street Associates II, L.P. dated January 10, 2008, as amended on November 1, 2010, January 31, 2013 and March 27, 2013 (the “Office Lease”), pursuant to which the Company leases its principal executive offices. The Fourth Amendment extends the term of the Office Lease to August 31, 2013 at the current monthly rate of $26,001. All other provisions of the Office Lease are unchanged by the Fourth Amendment and remain in full force and effect.

The foregoing is a summary description of certain terms of the Fourth Amendment to the Office Lease and, by its nature, is incomplete. It is qualified in its entirety by the text of the Fourth Amendment filed as Exhibit 10.4 to this Form 10-Q and incorporated herein by reference. All readers are encouraged to read the entire text of such amendment.

Item 6. Exhibits.

The information required by this Item 6 is set forth in the Exhibit Index hereto which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUPATHE INC.

Date: May 14, 2013	By:	/s/ Keith A. Goldan
Keith A. Goldan
Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer of the registrant)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1	Amendment to Equipment Funding Agreement, January 18, 2013, between NuPathe Inc. and LTS Lohmann Therapie-Systeme AG	10-K	001-34836	10.7	March 27, 2013

10.2	Second Amendment to Office Space Lease, dated January 31, 2013, by and between Washington Street Associates II, L.P. and NuPathe Inc.	8-K	001-34836	99.1	February 5, 2013

10.3	Third Amendment to Office Space Lease, dated March 27, 2013, by and between Washington Street Associates II, L.P. and NuPathe Inc.	10-K	001-34836	10.35	March 27, 2013

10.4	Fourth Amendment to Office Space Lease, dated May 10, 2013, by and between Washington Street Associates II, L.P. and NuPathe Inc.	—	—	—	—	X

10.5	First Amendment, dated March 27, 2013, to Amended and Restated Employment Agreement between Terri B. Sebree and NuPathe Inc.	10-K	001-34836	10.26	March 27, 2013

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*

101.INS	XBRL Instance Document	—	—	—	—	*

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	*

*  Furnished herewith.