Form 10-Q
period 2013-06-30
NUPATHE INC.
filed 2013-08-09
CIK 1375200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

As of August 6, 2013, there were 31,309,475 outstanding shares of the registrant’s common stock, $0.001 par value.

NUPATHE INC.

Form 10-Q for the Quarter Ended June 30, 2013

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

as well as other statements relating to our expectations, plans and beliefs regarding our future operations, financial performance or financial condition and other future events (including assumptions relating to the foregoing). Forward-looking statements appear in this Form 10-Q primarily in Part I., Item 1 “Notes to Unaudited Financial Statements” and Part I., Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  In some cases, you can identify forward-looking statements by words such as “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “scheduled” and similar expressions, although not all forward-looking statements contain these identifying words.

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

•            our ability to establish effective marketing and sales capabilities;

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

•            our ability to complete, and the outcome of, the post-marketing clinical and non-clinical studies that we agreed to conduct in connection with obtaining FDA approval of Zecuity;

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUPATHE INC.

(A Development-Stage Company)

Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$16,056	$22,570
Prepaid expenses and other	258	450
Total current assets	16,314	23,020
Property and equipment, net	2,258	581
Other assets	207	243
Other assets-equipment funding (Note 3(d))	7,199	6,763
Total assets	$25,978	$30,607

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$1,736	$378
Accounts payable	1,827	800
Accrued expenses	2,047	1,995
Total current liabilities	5,610	3,173

Long-term debt	6,587	8,102
Other long-term liabilities	—	83
Warrant liability	—	16,236

Total liabilities	12,197	27,594

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; authorized 10,000,000 shares; issued and outstanding 0 and 8,804 at June 30, 2013 and December 31, 2012, respectively	—	7,255
Common stock, $0.001 par value. Authorized 90,000,000 shares; issued and outstanding 31,309,475 and 20,023,949 shares at June 30, 2013 and December 31, 2012, respectively	31	20
Additional paid-in capital	176,810	136,506
Deficit accumulated during the development stage	(163,060)	(140,768)
Total stockholders’ equity	13,781	3,013
Total liabilities and stockholders’ equity	$25,978	$30,607

See accompanying notes to unaudited financial statements.

NUPATHE INC.

(A Development-Stage Company)

Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from January 7, 2005 (inception) through
	2013	2012	2013	2012	June 30, 2013

Grant revenue	$—	$—	$—	$—	$650

Operating expenses:
Research and development	2,354	3,359	4,344	6,813	75,751
Acquired in-process research and development	—	—	—	—	5,500
Selling, general and administrative	2,323	2,420	5,307	4,807	40,206
Total operating expenses	4,677	5,779	9,651	11,620	121,457
Loss from operations	(4,677)	(5,779)	(9,651)	(11,620)	(120,807)
Interest income	3	6	8	16	677
Interest expense	(236)	(395)	(487)	(848)	(9,889)
Change in fair value of warrants	—	—	(12,162)	—	(13,449)
Loss on debt extinguishment	—	—	—	—	(799)
Loss before tax benefit	(4,910)	(6,168)	(22,292)	(12,452)	(144,267)
Income tax benefit	—	—	—	—	839
Net loss	(4,910)	(6,168)	(22,292)	(12,452)	$(143,428)
Series A Preferred Stock dividends	—	—	(314)	—
Net loss applicable to common stockholders	$(4,910)	$(6,168)	$(22,606)	$(12,452)
Basic and diluted net loss per common share	$(0.16)	$(0.42)	$(0.80)	$(0.85)
Weighted average basic and diluted common shares outstanding	30,668,060	14,736,809	28,289,184	14,734,696

See accompanying notes to unaudited financial statements.

NUPATHE INC.

(A Development-Stage Company)

Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	Six Months Ended June 30,		Period from January 7, 2005 (inception) through
	2013	2012	June 30, 2013
Cash flows from operating activities:
Net loss	$(22,292)	$(12,452)	$(143,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	56	52	414
Loss on asset disposal	—	—	29
Increase in fair value of warrants	12,162	—	13,449
Loss on debt extinguishment	—	—	799
Cash paid for interest on debt extinguishment	—	—	(350)
Acquired in-process research and development	—	—	5,500
Stock-based compensation	1,990	750	6,961
Noncash interest expense	66	129	5,824
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	102	163	1,066
Accounts payable	1,117	(55)	1,917
Accrued expenses	(31)	400	2,026
Net cash used in operating activities	(6,830)	(11,013)	(105,793)

Cash flows from investing activities:
Purchase of in-process research and development	—	—	(5,500)
Payments under equipment funding agreement	(436)	—	(7,199)
Purchases of property and equipment	(1,733)	(307)	(2,701)
Net cash used in investing activities	(2,169)	(307)	(15,400)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	26,000
Payment of debt issuance costs	—	—	(428)
Repayment of debt	(189)	(4,301)	(18,977)
Proceeds from sale of preferred stock, net	—	—	69,863
Proceeds from sale of common stock, net	2,674	12	46,324
Proceeds from sale of convertible notes, net	—	—	14,467
Net cash (used in) provided by financing activities	2,485	(4,289)	137,249
Net increase (decrease) in cash and cash equivalents	(6,514)	(15,609)	16,056
Cash and cash equivalents, beginning of period	22,570	23,059	—
Cash and cash equivalents, end of period	$16,056	$7,450	$16,056
Supplemental cash flow disclosures:
Noncash investing and financing activities:
Conversion of note principal and accrued interest to redeemable convertible preferred stock	$—	$—	$4,547
Conversion of note principal and accrued interest to common stock	—	—	10,337
Conversion of redeemable convertible preferred stock into common stock	—	—	58,072
Reclassification of warrant liability	27,495	—	28,608
Fair value of warrants issued in connection with loan facility	—	—	485
Fair value of warrants issued in connection with equity financing	—	—	14,949
Financing arrangement with third party vendors	—	—	991
Accretion of redeemable convertible preferred stock	—	—	9,948
Dividends	314	—	13,564
Cash paid for interest	425	701	3,702

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

(2) Development-Stage Risks and Liquidity

The Company has incurred recurring losses and negative cash flows from operations since its inception and has accumulated a deficit during the development stage of $163,060 as of June 30, 2013. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of Zecuity and its products in development.

Management estimates that the Company’s cash and cash equivalents of $16,056 as of June 30, 2013 will be sufficient to fund operations and debt service obligations into the fourth quarter of 2013. However, changing circumstances may cause us to consume capital faster than we currently anticipate, and we may need to spend more money than currently expected because of such circumstances. The additional capital that the Company will require to launch Zecuity and fund its operations and debt service obligations beyond that point will depend largely upon the timing, scope, terms and structure of a commercial partnership for Zecuity. Until such time as the Company is able to secure additional capital, the Company intends to limit and delay certain expenditures required for the commercialization of Zecuity. There is no assurance that the Company will be able to secure a commercial partner on acceptable terms, and additionally no assurance that additional required capital will be available when needed or on acceptable terms. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company had Level 1 fair value measurements of its cash equivalents of $12,997 and $21,964 at June 30, 2013 and December 31, 2012, respectively. The Company had no Level 2 fair value instruments at June 30, 2013 and December 31, 2012. The Company had Level 3 fair value measurements of its warrant liability of $0 and $16,236 at June 30, 2013 and December 31, 2012, respectively. A reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is shown in the table below.

Warrant Liability

Balance at January 1, 2013	$16,236
Issuance of warrants	—
Change in fair value of warrant liability	12,162
Transaction expenses included in change in fair value of warrant liability	(903)
Reclassified to equity as warrants no longer meet the liability classification requirements	(27,495)

Balance at June 30, 2013	$—

(d) Other Assets-Equipment Funding

In June 2010, the Company entered into an equipment funding agreement with LTS Lohmann Therapie-Systeme AG (LTS) under which the Company agreed to fund the purchase by LTS of manufacturing equipment for the Company’s primary product candidate, Zecuity. The Company made 14 monthly installments to LTS that commenced in June 2010 and ended in August 2011. As of December 31, 2012, $6,763 was recorded as a noncurrent asset in the Other assets-equipment funding account on the accompanying balance sheet.

Additionally, in the first quarter of 2013, the Company amended the LTS funding agreement to provide additional funding for commercial manufacturing capacity. The Company’s additional funding obligations resulting from such amendment are denominated in Euros and total approximately $800 based on exchange rates in effect at the time the amendment was initiated. As of June 30, 2013, the Company has capitalized $436 related to the amendment, which is also included in the Other assets-equipment funding account on the accompanying balance sheet, and expects to incur the remaining balance in 2013.

Amounts capitalized under the LTS funding agreement are expected to be amortized to cost of goods sold upon the commencement of commercial sales of Zecuity. LTS owns the purchased equipment and is responsible for its routine and scheduled maintenance and repair and is required to use the equipment solely to manufacture Zecuity.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as of June 30, 2013 and 2012, as they would be anti-dilutive:

	June 30,
	2013	2012
Shares underlying outstanding options to purchase common stock	1,578,994	2,308,290
Shares of unvested restricted stock and restricted stock units	1,936,364	12,000
Shares underlying outstanding warrants to purchase common stock	10,916,216	200,268

(4) Capital Facility and Equity Financings

(a) Term Loan and Vendor Debt

2012 Term Loan

In November 2012, the Company entered into a Loan and Security Agreement with Hercules Technology Growth Finance, Inc. (Hercules) and received loan proceeds of $8,500 (the 2012 Term Loan). The 2012 Term Loan bears interest at an annual rate equal to the Wall Street Journal prime rate minus 3.25%, subject to a minimum rate of 9.85%. At June 30, 2013, the 2012 Term Loan bore interest at 9.85%. The Company is required to make interest-only payments for the first twelve months of the 2012 Term Loan’s 42-month term; principal payments will commence in December 2013 and the loan matures in May 2016. As of June 30, 2013, the balance of the 2012 Term Loan, net of the $177 unamortized debt discount discussed below, is $8,323 with $1,736 of the amount being classified as current.

In connection with the 2012 Term Loan, NuPathe paid an origination fee to Hercules consisting of a cash payment of $43 and 50,000 shares of common stock. The fair value of the common stock of $146 was recorded as debt issuance costs. The Company also issued Hercules a warrant to purchase 106,631 shares of common stock at an exercise price of $2.79. The warrant has a five year exercise period. The fair value of the warrant was $213, which was recorded as a debt discount at the time of issuance and will be amortized to interest expense over the life of the loan. At the time of final payment of the 2012 Term Loan, the Company will be required to pay a final payment fee of $298.

The Company’s obligations under the 2012 Term Loan are secured by a first priority lien on all of the Company’s assets, excluding intellectual property, which is subject to a negative pledge. The Company’s cash and investment accounts are subject to account control agreements with Hercules that give Hercules the right to assume control of the account in the event of a default under the Loan and Security Agreement. The Loan and Security Agreement contains operating covenants including, among others, covenants restricting the Company’s ability to incur additional indebtedness, pay dividends or other distributions, effect a sale of any part of its business or merge with or acquire another company. The 2012 Term Loan also includes customary events of default including, among others, upon the occurrence of a payment default, a covenant default, a material adverse change or insolvency. Upon the occurrence of an event of default, the interest rate will be increased by 3% over the rate that would otherwise be applicable. In addition, the occurrence of an event of default could result in the acceleration of the Company’s obligations under the 2012 Term Loan as well as grant Hercules the right to exercise remedies with respect to the collateral.

Vendor Debt

In August 2012 and September 2012, the Company entered into two short-term loan agreements with third party vendors to finance insurance premiums. The aggregate amount financed under the agreements was $434. As of June 30, 2013, these short-term loan agreements had been fully paid.

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

During the six months ended June 30, 2013, the Company issued an aggregate of 8,891,821 shares of common stock in connection with the conversion of Series A Preferred Stock, of which 87,821 shares of common stock were issued in satisfaction of the $314 dividend that accrued on outstanding shares of Series A Preferred Stock on January 23, 2013. The value of converted shares of $8,158 was reclassified from Series A Preferred Stock to common stock and additional paid in capital.

Warrants sold as part of the October 2012 Financing entitle the holders to purchase one share of common stock at a price of $2.00 per share. The exercise price of the Warrants was subject to “full ratchet” antidilution price protection such that, in the event the Company issued shares of common stock or securities convertible into shares of common stock at an effective per share price less than the exercise price then in effect, the exercise price would have been reduced to the effective price per share for such additional shares of common stock. Because of this antidilution feature, the warrants were liability classified on the Company’s December 31, 2012 balance sheet, and they were re-measured on the Company’s reporting dates with changes in the carrying value reflected in current results of operations.

The fair value of the Warrants on the date of issuance was determined to be $14,750 and was recorded as a liability.  On February 4, 2013, upon the automatic conversion of the Series A Preferred Stock, the “full ratchet” antidilution feature of the Warrants terminated and the Warrants were marked to market to a fair value of $27,495 and then reclassified to equity. The change in fair value of warrants from January 1, 2013 through February 4, 2013 was $11,259 and the associated expense has been included in the Company’s statement of operations.

The fair value of the warrants was determined using a Monte Carlo analysis. The fair value was subjective and was affected by changes in inputs to the valuation model including the price per share of the Company’s common stock, assumptions regarding FDA approval, future stock price activity, the timing of exercise of the warrants, volatility of the Company’s common stock and peer company common stock and risk-free rates based on U.S. Treasury yields.

As of June 30, 2013, 3,487,500 of the originally issued 14,000,000 Warrants have been exercised, resulting in the issuance of 2,210,397 shares of common stock and cash proceeds of $2,650.

Aspire Capital

As of June 30, 2013, the Company has not made any sales to Aspire Capital other than the 70,721 shares of common stock sold to Aspire Capital upon execution of the common stock purchase agreement in August 2010 (Purchase Agreement) and the 84,866 shares of common stock issued to Aspire Capital as a commitment fee in consideration for entering into the Purchase Agreement. The Purchase Agreement expires in August 2013.

(5) Stockholders’ Equity

The following table summarizes the Company’s share activity for the six months ended June 30, 2013:

	Convertible Preferred Shares	Common Shares
Shares outstanding January 1, 2013	8,804	20,023,949

Conversion of Series A Preferred Stock into common stock	(8,804)	8,804,000
Common stock issued as dividends on Series A Preferred Stock	—	87,821
Restricted stock awards issued, net of forfeitures	—	132,598
Common stock issued pursuant to warrant exercises	—	2,210,397
Common stock issued pursuant to option exercises	—	50,710

Shares outstanding June 30, 2013	—	31,309,475

(a) Warrants

As of June 30, 2013, the following warrants to purchase common stock were outstanding:

	Number of Shares	Exercise Price	Expiration
Common stock	10,700,926	$2.00	2017
Common stock	106,631	$2.79	2017
Common stock	108,659	$7.45	2016
	10,916,216

(6) Stock-Based Compensation

On January 3, 2013, an additional 1,001,197 shares of common stock became available under the Company’s 2010 Omnibus Incentive Compensation Plan (the 2010 Plan), pursuant to its “evergreen provision”. On April 24, 2013, the 2010 Plan was amended to, among other things, increase the number of shares available under the Plan by 1,200,000, bringing the total shares authorized for issuance under the 2010 Plan to 5,176,582. Awards under the 2010 Plan are made by the compensation committee of the Company’s board of directors and may be made to eligible employees, directors, consultants and advisors to the Company in the form of restricted stock, stock options, stock appreciation rights, stock units, performance units and other stock-based awards. As of June 30, 2013, there were 1,578,994 incentive and non-qualified stock options, 2,089,493 restricted stock units, and 132,598 restricted stock awards outstanding under the 2010 Plan. As of June 30, 2013, there were 1,194,454 shares of common stock available for future grants under the 2010 Plan.

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

RSAs and RSUs issued in the Exchange will vest 50% on January 7, 2014, with the remaining shares vesting in four equal quarterly installments thereafter. RSAs and RSUs issued in the Exchange are subject to forfeiture if the employee’s service to the Company terminates before those shares vest, except as otherwise provided in written employment agreement entered into between the employee and the Company which, in certain cases, may provide for continued or accelerated vesting of equity securities, including RSAs or RSUs, in the event the employee is terminated without cause or the employee resigns for good reason (as such terms are defined in the applicable employment agreement). Shares of Company common stock will be issued with respect to vested RSUs on the earliest of: (i) June 30 of the calendar year immediately following the year in which the RSU vests; (ii) a change of control of the Company; or (iii) the employee’s separation from service from the Company.

The exchange-date fair value of the options that were canceled in the Exchange was $2,727 and the fair value of the RSUs and RSAs that were issued in the Exchange was $2,103.  For this purpose, fair value of the options was determined using the Black-Scholes option pricing model. Expense of $2,396 relating to the options canceled in the Exchange and RSUs/RSAs that were issued in the Exchange is being recognized through January 2015.

(b)        Stock Options

The following is a summary of all stock option activity for the six months ended June 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,788,599	$3.58
Granted	160,593	3.05
Exercised	(94,736)	1.73
Cancelled/forfeited	(1,275,462)	4.16
Outstanding at June 30, 2013	1,578,994	3.16	6.89	$1,044
Vested and expected to vest at June 30, 2013	1,578,994	3.16	6.89	$1,044
Exercisable at June 30, 2013	1,386,034	$3.08	6.55	$1,037

The aggregate intrinsic values presented above represent the total amount by which the value of the shares of common stock subject to such options exceeds the exercise price of such options, based on the Company’s closing stock price of $3.06 as reported on the NASDAQ Global Market on June 30, 2013.

Stock-based compensation expense related to stock options for the six months ended June 30, 2013 and 2012 was $183 and $734, respectively. As of June 30, 2013, there was $431 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.8 years.

Management calculates the fair value of stock options based upon the Black Scholes option pricing model. The following table summarizes the weighted average fair value and assumptions used in determining the fair value of stock options issued during the six months ended June 30, 2013.

Weighted average fair value of stock options granted	$2.24

Assumptions Used for 2013 grants:
Risk-free interest rate	1.18%
Expected life in Years	5.6
Expected volatility	92.6%
Dividend Yield	0%

The Company determined the options’ life based on the use of the simplified method and, as of 2013, uses a basket of comparable public companies, as well as its own historical volatility, as a basis for the expected volatility assumption. Prior to 2013, the Company used a basket of comparable public companies, which did not include its own volatility, as a basis for the expected volatility assumption. The risk free interest rate is based on the yield of an applicable term Treasury instrument, and the dividend yield is 0% based on the Company’s historical common stock information.

(c)        Stock Awards

The following is a summary of RSA and RSU activity for the six months ended June 30, 2013:

	Total Number of Shares	Number of RSA Shares	Weighted Average Grant Date Fair Value of RSA	Number of RSU Shares	Weighted Average Grant Date Fair Value of RSU
Nonvested shares at December 31, 2012	466,660	—	$—	466,660	$3.38

Granted	1,722,320	144,098	3.40	1,578,222	3.39
Vested	(169,062)	—		(169,062)	3.39
Forfeited	(83,554)	(11,500)	3.40	(72,054)	3.40

Nonvested shares at June 30, 2013	1,936,364	132,598	$3.40	1,803,766	$3.39

Stock-based compensation expense related to RSA and RSU for the six months ended June 30, 2013 and 2012 was $1,807 and $16, respectively. Of the 169,062 RSUs that vested during the six months ended June 30, 2013, 95,243 vested due to the achievement of a performance milestone, as defined in the RSU agreements. As of June 30, 2013, there is $5,583 of unrecognized compensation expense related to unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 2.5 years.

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

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of branded therapeutics for diseases of the central nervous system, including neurological and psychiatric disorders. Our lead product, Zecuity® (sumatriptan iontophoretic transdermal system), was approved by the FDA on January 17, 2013 for the acute treatment of migraine with or without aura in adults. Zecuity is a single-use, battery-powered patch applied to the upper arm or thigh during a migraine. Following application and with a press of a button, Zecuity initiates transdermal delivery (through the skin), bypassing the gastrointestinal tract. Throughout the four-hour dosing period, the microprocessor within Zecuity continuously monitors skin resistance and adjusts drug delivery accordingly to ensure delivery of 6.5 mg of sumatriptan, the most prescribed migraine medication, with minimal patient-to-patient variability.  Zecuity is the first patch approved by the FDA for the acute treatment of migraine. We designed Zecuity to overcome limitations of current migraine treatments that are related to route of administration and peak plasma concentrations, and in particular, to address the unmet needs of patients who experience migraine-relating nausea (MRN) as part of their attacks. We expect to make Zecuity available by prescription in the U.S. in the fourth quarter of 2013.

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

We also have two proprietary product candidates in preclinical development that address large market opportunities. NP201, for the continuous symptomatic treatment of Parkinson’s disease, utilizes ropinirole, an FDA-approved dopamine agonist, and is designed to provide up to two months of continuous delivery. NP202, for the long-term treatment of schizophrenia and bipolar disorder, is designed to help address the long-standing problem of patient noncompliance by providing six months of continuous delivery of risperidone, an FDA-approved atypical antipsychotic. We are actively seeking partnerships to maximize the commercial potential for NP201 and NP202 in the U.S. and territories throughout the world and currently intend to limit spending on these programs until a development partner is obtained.

Capital Resources and Liquidity

We were incorporated in the State of Delaware in January 2005 and are a development-stage company. Since our inception, we have invested a significant portion of our efforts and financial resources in the development of Zecuity. Zecuity is the only product for which we have received marketing approval from the FDA, and to date we have not marketed, distributed or sold any products. As a result, we have generated no product revenue and have never been profitable. Our net loss for the six months ended June 30, 2013 and 2012 was $22.3 million and $12.5 million, respectively. As of June 30, 2013, we had an accumulated deficit of $163.1 million.

We have funded our operations to date primarily with the proceeds of the sale of common stock, convertible preferred stock, warrants, convertible notes and borrowings under credit facilities. From inception through June 30, 2013, we have received net proceeds of $130.7 million from the sale of common stock, convertible preferred stock, warrants and convertible notes.

We expect to continue to incur substantial additional operating losses for at least the next several years as we commercialize Zecuity and develop our product candidates. Our future capital needs will depend on many factors, including:

•   the extent to which we are successful in obtaining a commercial partner for Zecuity and the timing, scope, terms and structure of such partnership;

•   the cost, scope and timing of activities undertaken for commercialization of Zecuity;

•   market acceptance among physicians and patients and the availability of adequate reimbursement from third party payors for Zecuity;

•   the extent to which we are successful in obtaining commercial and development partners for our product candidates (NP201 and NP202);

•   the scope, progress, results and costs of development for our product candidates; and

•   the extent to which we acquire or invest in new products, businesses and technologies.

Our principal sources of liquidity are cash and cash equivalents of $16.1 million as of June 30, 2013. During the six months ended June 30, 2013, we used $6.8 million of cash for operating activities and $2.2 million for investing activities, and we received $2.5 million for net financing activities, related to the proceeds from warrant exercises. As of June 30, 2013, we had working capital of $10.7 million.

We believe that our existing cash and cash equivalents will be sufficient to fund our operations and debt service obligations into the fourth quarter of 2013. However, changing circumstances may cause us to consume capital faster than we currently anticipate, and we may need to spend more money than currently expected because of such circumstances. The additional capital that we will require to launch Zecuity and fund our operations and debt service obligations beyond that point will depend largely upon the timing, scope, terms and structure of any commercial partnership that we are able to enter into for Zecuity because we intend to build our commercial infrastructure to complement that of our partner. However, there can be no assurance that we will be able to secure a commercial partner on acceptable terms or otherwise.

To meet our capital needs, we intend to raise additional capital through a range of possible transactions including corporate collaborations, partnerships or other strategic transactions, debt or equity financings or other funding opportunities. There can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. Furthermore, the covenants and the pledge of our assets as collateral under the 2012 Term Loan limit our ability to obtain additional debt financing. Until such time as we are able to secure additional capital, we intend to limit and delay certain expenditures required for the commercialization of Zecuity.

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, will result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise additional funds through corporate collaborations, partnerships or other strategic transactions, it may be necessary to relinquish valuable rights to Zecuity, our product candidates, our technologies or future revenue streams or to grant licenses or sell assets on terms that may not be favorable to us.

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

Results of Operations

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

Research and Development Expense

Research and development expense for the three months ended June 30, 2013 and 2012 were comprised of the following:

	Three Months Ended June 30,
	2013	2012	Increase/(Decrease)
	(in thousands)
Clinical development	$126	$636	$(510)	(80)%
Chemistry, manufacturing and controls (CMC)	971	1,515	(544)	(36)
Regulatory and quality assurance	330	63	267	424
Medical affairs	133	31	102	329
Compensation and related	698	1,013	(315)	(31)
Facilities and related	96	101	(5)	(5)
	$2,354	$3,359	$(1,005)	(30)

Research and development expenses decreased by $1.0 million to $2.4 million in the three months ended June 30, 2013 from $3.4 million in the three months ended June 30, 2012. The significant variances from period to period are as follows:

Clinical development

Clinical development expenses were $0.5 million higher in the second quarter of 2012 compared to the second quarter of 2013, primarily attributable to expenditures incurred in 2012 related to conduct and finalization of several clinical studies for the resubmission of the Zecuity NDA. These expenses did not recur during the second quarter of 2013.

Chemistry, manufacturing and controls (CMC)

CMC expenses were $0.5 million higher in the second quarter of 2012 compared to the second quarter of 2013, primarily attributable to expenditures incurred in 2012 for product development, analysis and packaging research in preparation for the resubmission of the Zecuity NDA. These expenses did not recur during the second quarter of 2013, but were partially offset by 2013 expenditures for manufacturing scale-up, process qualification and process validation in anticipation of the commercial launch of Zecuity.

Regulatory and quality assurance

During the second quarter of 2013, we incurred $0.3 million more related to regulatory and quality assurance expenses compared to the second quarter of 2012.  The increase in 2013 expenses were the result of higher consulting expenses and increased supplier audit expenses incurred in anticipation of the commercial launch of Zecuity.

Medical affairs

During the second quarter of 2013, we incurred $0.1 million more related to medical affairs expense compared to the second quarter of 2012.  The increase in 2013 expenses were the result of higher consulting expenses and increased publication expenses incurred in anticipation of the commercial launch of Zecuity.

Compensation and related

Compensation and related expenses are personnel expenses, including salaries and benefits, which we do not allocate to specific programs. Expenses in the second quarter of 2013 were $0.3 million lower than the same period in 2012 due to lower headcount during the 2013 period.

Research and development expenses by program for the three months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,
	2013	2012	Increase/(Decrease)
	(in thousands)
Zecuity	$1,557	$2,217	$(660)	(30)%
NP201	2	—	2	100
NP202	—	27	(27)	(100)
General development	795	1,115	(320)	(29)
	$2,354	$3,359	$(1,005)	(30)

Zecuity expenses for the three months ended June 30, 2013 were $1.6 million, compared to $2.2 million for the same period in 2012. As discussed above, the 2012 period included higher clinical development and CMC expenses as we prepared for the resubmission of the Zecuity NDA. The lower expenses in 2013 for NP201 and NP202 result from focusing our capital resources on Zecuity.  The 2013 decrease in the area of general development expenses is primarily related to reduced research and development headcount during the 2013 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.3 million for the three months ended June 30, 2013 compared to $2.4 million for the same period in 2012. The 2013 expenses were $0.2 million lower in salary and related personnel expenses, $0.1 million lower in commercial operations expenses, partially offset by a $0.1 million increase in legal expenses.

Interest Expense

Interest expense was $0.2 million in the three months ended June 30, 2013, compared to $0.4 million during the three months ended June 30, 2012. The decrease is due to a slightly lower interest rate on our existing debt. Also contributing to the decrease is lower non-cash interest expense related to the amortization of deferred financing costs during the 2013 period. A majority of the deferred financing costs were written off in the fourth quarter of 2012 in conjunction with our debt payoff in 2012.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

Research and Development Expense

Research and development expense for the six months ended June 30, 2013 and 2012 were comprised of the following:

	Six months Ended June 30,
	2013	2012	Increase/(Decrease)
	(in thousands)
Clinical development	$391	$993	$(602)	(61)%
Chemistry, manufacturing and controls (CMC)	1,616	3,269	(1,653)	(51)
Regulatory and quality assurance	402	126	276	219
Medical affairs	206	69	137	199
Compensation and related	1,545	2,143	(598)	(28)
Facilities and related	184	213	(29)	(14)
	$4,344	$6,813	$(2,469)	(36)

Research and development expenses decreased by $2.5 million to $4.3 million in the six months ended June 30, 2013 from $6.8 million in the six months ended June 30, 2012.  The significant variances from period to period are as follows:

Clinical development

Clinical development expenses were $0.6 million higher during the six months ended June 30, 2012 compared to the same period in 2013, primarily attributable to higher expenditures in the 2012 period related to conduct and finalization of several clinical studies for the resubmission of the Zecuity NDA. These expenses did not recur during the first half of 2013.

Chemistry, manufacturing and controls (CMC)

CMC expenses were $1.7 million higher during the six months ended June 30, 2012 compared to the same period in 2013, primarily attributable to higher expenditures in the 2012 period related to costs incurred for product development, analysis and packaging research in preparation for the resubmission of the Zecuity NDA. These expenses did not recur during the first half of 2013, but were partially offset by 2013 expenditures for manufacturing scale-up, process qualification and process validation in anticipation of the commercial launch of Zecuity.

Regulatory and quality assurance

During the six months ended June 30, 2013, we incurred $0.4 million related to regulatory and quality assurance expenses, compared to $0.1 million during the same period in 2012, an increase of $0.3 million. The increase in 2013 expenses were the result of higher consulting expenses and increased supplier audit expenses incurred in anticipation of the commercial launch of Zecuity.

Medical affairs

During the six months ended June 30, 2013, we incurred $0.1 million more related to medical affairs expense compared to the same period in 2012.  The increase in 2013 expenses were the result of higher consulting expenses and increased publication expenses incurred in anticipation of the commercial launch of Zecuity.

Compensation and related

Compensation and related expenses are personnel expenses, including salaries and benefits, which we do not allocate to specific programs. The six months ended June 30, 2013 was $0.6 million lower than the same period in 2012 due to lower headcount during 2013.

Research and development expenses by program for the six months ended June 30, 2013 and 2012 were as follows:

	Six months Ended June 30,
	2013	2012	Increase/(Decrease)
	(in thousands)
Zecuity	$2,612	$4,374	$(1,762)	(41)%
NP201	2	2	—	—
NP202	—	81	(81)	(100)
General development	1,730	2,356	(626)	(27)
	$4,344	$6,813	$(2,469)	(36)

Zecuity expenses for the six months ended June 30, 2013 were $2.6 million, compared to $4.4 million for the same period in 2012. As discussed above, the 2012 period included higher clinical development and CMC expenses as we prepared for the resubmission of the Zecuity NDA. The lower expenses in 2013 for NP201 and NP202 result from focusing our capital resources on Zecuity.  The 2013 decrease in general development expenses is primarily related to reduced research and development headcount during the 2013 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.3 million for the six months ended June 30, 2013 compared to $4.8 million for the same period in 2012. The 2013 increase is driven by a $1.3 million increase for non-cash stock compensation expense recorded during the first quarter of 2013 related to the milestone-driven accelerated vesting of certain equity grants made to our CEO. Also contributing to the 2013 increase is a $0.2 million increase in legal expenses and a $0.2 million increase in public company expenses. These 2013 increases are partially offset by $0.8 million of lower salary and related expenses resulting from lower 2013 headcount, as well as $0.3 million less in commercial operations expenses during the 2013 period compared to the 2012 period.

Interest Expense

Interest expense was $0.5 million in the six months ended June 30, 2013, compared to $0.8 million during the six months ended June 30, 2012. The decrease is due to a slightly lower interest rate on our existing debt. In addition, contributing to the decrease is lower non-cash interest expense related to the amortization of deferred financing costs during the 2013 period. A majority of the deferred financing costs were written off in the fourth quarter of 2012 in conjunction with our debt payoff in 2012.

Change in fair value of warrants

In October 2012, in connection with our equity financing and a loan modification with our then lenders, we issued warrants to purchase a total of 14,188,426 shares of common stock. Because the exercise price of the warrants was subject to “full ratchet” antidilution price protection, the warrants were measured at fair value and were liability-classified on the date of issuance, and were subsequently marked-to-market on December 31, 2012. In February  2013, the warrant’s “full ratchet” antidilution feature terminated. As a result, the value of the warrants was reclassified to equity as the warrants no longer met the accounting requirements for liability classification. The change in fair value of warrants from January 1, 2013 through the date of reclassification was $12.2 million and the associated expense has been included in our statement of operations.

Series A Preferred Stock Dividends

Prior to the conversion of our Series A Preferred Stock in February 2013, each 1/1,000 of a share of Series A Preferred Stock accrued dividends quarterly in arrears at a rate per annum of 8% of $2.00.  The first dividend in the amount of $0.3 million accrued on January 23, 2013.  In satisfaction of this dividend, we issued an aggregate of 87,821 shares of common stock during the first quarter of 2013.

Cash Flow Analysis

Net cash used in operating activities for the six months ended June 30, 2013 was $6.8 million, primarily the result of spending for normal operating activities and the continued development of Zecuity in anticipation of commercial launch. During the six months ended June 30, 2013, we used $2.2 million of cash in investing activities, primarily related to equipment funding related to commercial manufacturing equipment, and we received net proceeds of $2.5 million from financing activities, related to the exercise of warrants for common stock.

Net cash used in operating activities for the six months ended June 30, 2012 was $11.0 million, primarily the result of spending for normal operating activities, activities required for the resubmission of the Zecuity NDA and the continued development of Zecuity. During the six months ended June 30, 2012, we used $0.3 million of cash in investing activities and $4.3 million for financing activities related to contractual debt repayments.

Critical Accounting Policies and Use of Estimates

A summary of our critical accounting policies and use of estimates can be found in Item 7 of our 2012 Annual Report.  There have been no changes to our critical accounting policies during the six months ended June 30, 2013.

Future Payments Under Contractual Obligations

During the six month period ended June 30, 2013, there have been no material changes to our contractual obligations outside the ordinary course of business from those specified in our 2012 Annual Report.

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

PART II. OTHER INFORMATION

Item 5. Other Information.

Employment Agreement Amendments

As previously disclosed, in July 2012 the Company entered into Amended and Restated Employment Agreements with Mr. Goldan (Senior Vice President and Chief Financial Officer), Mr. Marino (Senior Vice President, General Counsel and Secretary) and Mr. McLaughlin (Senior Vice President and Chief Commercial Officer) which provide for, among other things, certain severance benefits.  These Amended and Restated Employment Agreements also provided for a reduction of the level of severance benefits relating to continued salary (12 months reduced to 6 months), continued vesting of equity awards (18 months reduced to 12 months) and exercise period of equity awards (18 months reduced to 12 months) in the event the executive is terminated “without cause” or resigns for “good reason” after July 24, 2013. On August 8, 2013, the Company amended Mr. Goldan, Mr. Marino and Mr. McLaughlin’s Amended and Restated Employment Agreements to eliminate the reduction in the level of severance benefits. All other provisions of the Amended and Restated Employment Agreements continue without change.

The foregoing is a summary description of certain terms of the First Amendment to the Amended and Restated Employment Agreements of Mr. Goldan, Mr. Marino and Mr. McLaughlin and, by its nature, is incomplete. It is qualified in its entirety by the text of the amendments filed as Exhibits 10.1, 10.2 and 10.3 to this Quarterly Report and incorporated herein by reference. All readers are encouraged to read the entire text of the amendments.

Office Lease Amendment

On August 9, 2013, the Company entered into a Fifth Amendment to its Office Space Lease with Washington Street Associates II, L.P. dated January 10, 2008, as amended on November 1, 2010, January 31, 2013, March 27, 2013 and May 10, 2013 (the “Office Lease”), pursuant to which the Company leases its principal executive offices. The Fifth Amendment extends the term of the Office Lease to September 30, 2013 at the current monthly rate of $26,001. All other provisions of the Office Lease are unchanged by the Fifth Amendment and remain in full force and effect.

The foregoing is a summary description of certain terms of the Fifth Amendment to the Office Lease and, by its nature, is incomplete. It is qualified in its entirety by the text of the Fifth Amendment filed as Exhibit 10.4 to this Quarterly Report and incorporated herein by reference. All readers are encouraged to read the entire text of such amendment.

Item 6. Exhibits.

The information required by this Item 6 is set forth in the Exhibit Index hereto which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUPATHE INC.

Date: August 9, 2013	By:	/s/ Keith A. Goldan
Keith A. Goldan
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer of the registrant)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1	First Amendment to Amended and Restated Employment Agreement, dated August 8, 2013, between Keith A. Goldan and NuPathe Inc.	—	—	—	—	X

10.2	First Amendment to Amended and Restated Employment Agreement dated August 8, 2013, between Michael F. Marino and NuPathe Inc.	—	—	—	—	X

10.3	First Amendment to Amended and Restated Employment Agreement, dated August 8, 2013, between Gerald W. McLaughlin and NuPathe Inc.	—	—	—	—	X

10.4	Fifth Amendment to Office Space Lease, dated August 9, 2013, by and between Washington Street Associates II, L.P. and NuPathe Inc.	—	—	—	—	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*

101.INS	XBRL Instance Document	—	—	—	—	*

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	*

*  Furnished herewith.