Form 10-Q
period 2013-09-30
NUPATHE INC.
filed 2013-11-14
CIK 1375200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

OR

☐                   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 001-34836

NuPathe Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2218246
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

7 Great Valley Parkway
Suite 300
Malvern, Pennsylvania	19355
(Address of principal executive offices)	(Zip code)

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

As of November 11, 2013, there were 31,329,179 outstanding shares of the registrant’s common stock, $0.001 par value.

NUPATHE INC.

Form 10-Q for the Quarter Ended September 30, 2013

In this Form 10-Q, unless otherwise stated or the context otherwise indicates, references to “NuPathe,” the Company,” “we,” “us,” “our,” and similar references refer to NuPathe Inc.

NuPathe®, Zecuity® and LAD™ are trademarks of NuPathe Inc.  All other trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements contained in this Form 10-Q that are not historical facts are hereby identified as “forward-looking statements” and include, among others, statements relating to:

•             the sufficiency of our cash and cash equivalents to fund our operations and debt service obligations through January 2014;

•             the consequences of failing to obtain additional capital in a timely manner including, without limitation, our potential default or breach under important agreements which could result in: the acceleration of payments under our 2012 Term Loan and the ability of the lender to proceed against the collateral securing the loan, including the exercise of control over our cash and investment accounts pursuant to account control agreements; the acceleration of payments under our office lease; the termination of agreements on which we rely for the manufacture of Zecuity or pursuant to which we obtain valuable rights; and the need to pursue a plan to license or sell our assets and/or seek bankruptcy protection;

•             the expected manufacture of Zecuity launch supplies by the end of 2013;

•             our commercial plans for Zecuity and launch timing;

•             our plan to obtain commercial and development partners for Zecuity and our product candidates and the timing of any such partnerships;

•             our development plans regarding NP201 and NP202;

•             our development, manufacturing and commercialization capabilities; and

•             future expenses and capital requirements.

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

Forward-looking statements are based upon our current expectations, plans and beliefs and are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results to differ materially and adversely from those expressed or implied by such statements. Factors that could cause or contribute to such differences include, but are not limited to:

•             our ability to obtain additional capital on a timely basis and on agreeable terms to continue as a going concern and launch Zecuity;

•             our ability to obtain a commercial and partner for Zecuity and our prospects of doing so;

•             our ability to complete the validation of the manufacturing process for Zecuity and manufacture commercial supplies;

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

•             adverse event profiles discovered after marketing approval and use of Zecuity in a larger number of subjects for longer periods of time than in clinical trials, that could limit Zecuity’s usefulness or require its withdrawal;

i

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUPATHE INC.

(A Development-Stage Company)

Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$10,324	$22,570
Prepaid expenses and other	957	450
Total current assets	11,281	23,020
Property and equipment, net	2,624	581
Other assets	225	243
Other assets-equipment funding (Note 3(d))	7,291	6,763
Total assets	$21,421	$30,607

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$2,993	$378
Accounts payable	2,566	800
Accrued expenses	2,852	1,995
Total current liabilities	8,411	3,173

Long-term debt	5,802	8,102
Other long-term liabilities	—	83
Warrant liability	—	16,236

Total liabilities	14,213	27,594
Commitments (note 7)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; authorized 10,000,000 shares; issued and outstanding 0 and 8,804 at September 30, 2013 and December 31, 2012, respectively	—	7,255
Common stock, $0.001 par value. Authorized 90,000,000 shares; issued and outstanding 31,329,179 and 20,023,949 shares at September 30, 2013 and December 31, 2012, respectively	31	20
Treasury stock, 42,433 and 0 common shares at September 30, 2013 and December 31, 2012, respectively	(112)	—
Additional paid-in capital	178,160	136,506
Deficit accumulated during the development stage	(170,871)	(140,768)
Total stockholders’ equity	7,208	3,013
Total liabilities and stockholders’ equity	$21,421	$30,607

See accompanying notes to unaudited financial statements.

NUPATHE INC.

(A Development-Stage Company)

Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from January 7, 2005 (inception) through
	2013	2012	2013	2012	September 30, 2013

Grant revenue	$—	$—	$—	$—	$650

Operating expenses:
Research and development	3,932	2,220	8,275	9,033	79,682
Acquired in-process research and development	—	—	—	—	5,500
Selling, general and administrative	3,655	3,525	8,963	8,332	43,862
Total operating expenses	7,587	5,745	17,238	17,365	129,044
Loss from operations	(7,587)	(5,745)	(17,238)	(17,365)	(128,394)
Interest income	2	2	10	17	679
Interest expense	(226)	(446)	(713)	(1,293)	(10,115)
Change in fair value of warrants	—	—	(12,162)	—	(13,449)
Loss on debt extinguishment	—	—	—	—	(799)
Loss before tax benefit	(7,811)	(6,189)	(30,103)	(18,641)	(152,078)
Income tax benefit	—	—	—	—	839
Net loss	(7,811)	(6,189)	(30,103)	(18,641)	$(151,239)
Series A Preferred Stock dividends	—	—	(314)	—
Net loss applicable to common stockholders	$(7,811)	$(6,189)	$(30,417)	$(18,641)
Basic and diluted net loss per common share	$(0.25)	$(0.42)	$(1.04)	$(1.26)
Weighted average basic and diluted common shares outstanding	31,468,063	14,752,214	29,360,455	14,740,578

See accompanying notes to unaudited financial statements.

NUPATHE INC.

(A Development-Stage Company)

Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	Nine Months Ended September 30,		Period from January 7, 2005 (inception) through
	2013	2012	September 30, 2013
Cash flows from operating activities:
Net loss	$(30,103)	$(18,641)	$(151,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	87	79	445
Loss on asset disposal	—	—	29
Write off of offering costs	488	—	488
Increase in fair value of warrants	12,162	—	13,449
Loss on debt extinguishment	—	—	799
Cash paid for interest on debt extinguishment	—	—	(350)
Acquired in-process research and development	—	—	5,500
Stock-based compensation	2,739	1,475	7,710
Noncash interest expense	99	195	5,857
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(93)	(164)	871
Accounts payable	1,766	144	2,566
Accrued expenses	863	1,839	2,920
Net cash used in operating activities	(11,992)	(15,073)	(110,955)

Cash flows from investing activities:
Purchase of in-process research and development	—	—	(5,500)
Payments under equipment funding agreement	(529)	—	(7,292)
Purchases of property and equipment	(2,129)	(311)	(3,097)
Net cash used in investing activities	(2,658)	(311)	(15,889)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	26,000
Payment of debt issuance costs	—	—	(428)
Repayment of debt	(270)	(6,424)	(19,058)
Proceeds from sale of preferred stock, net	—	—	69,863
Proceeds from sale of common stock, net	2,674	26	46,324
Proceeds from sale of convertible notes, net	—	—	14,467
Net cash (used in) provided by financing activities	2,404	(6,398)	137,168
Net increase (decrease) in cash and cash equivalents	(12,246)	(21,782)	10,324
Cash and cash equivalents, beginning of period	22,570	23,059	—
Cash and cash equivalents, end of period	$10,324	$1,277	$10,324
Supplemental cash flow disclosures:
Noncash investing and financing activities:
Conversion of note principal and accrued interest to redeemable convertible preferred stock	$—	$—	$4,547
Conversion of note principal and accrued interest to common stock	—	—	10,337
Conversion of redeemable convertible preferred stock into common stock	—	—	58,072
Reclassification of warrant liability	27,495	—	28,608
Fair value of warrants issued in connection with loan facility	—	—	485
Fair value of warrants issued in connection with equity financing	—	—	14,949
Financing arrangement with third party vendors	538	434	1,964
Accretion of redeemable convertible preferred stock	—	—	9,948
Dividends	314	—	13,564
Cash paid for interest	641	964	3,918

 See accompanying notes to unaudited financial statements.

NuPathe Inc.

(A Development-Stage Company)

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

(1) Background

NuPathe Inc. (the Company) is a specialty pharmaceutical company focused on the development and commercialization of branded therapeutics for diseases of the central nervous system. Our lead product, Zecuity® (sumatriptan iontophoretic transdermal system), was approved by the FDA on January 17, 2013 for the acute treatment of migraine with or without aura in adults. The Company was incorporated in Delaware on January 7, 2005 (inception) and has its principal office in Malvern, Pennsylvania. The Company operates as a single business segment and is a development-stage company.

(2) Development-Stage Risks and Liquidity

The Company has incurred recurring losses and negative cash flows from operations since its inception and has accumulated a deficit during the development stage of $170,871 as of September 30, 2013. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of Zecuity and its products in development.

As of September 30, 2013, the Company had $10,324 of cash and cash equivalents and working capital of $2,870.  Management estimates that the Company’s cash and cash equivalents as of September 30, 2013 will be sufficient to fund operations and debt service obligations through January 2014. To address its capital needs, the Company is considering multiple alternatives, including, but not limited to, corporate collaborations, partnerships and other strategic transactions, debt and equity financings and other funding transactions. However, there is no assurance that the Company will be able to complete any such transaction or obtain additional required capital on acceptable terms or otherwise.  Until such time as the Company is able to secure additional capital, the Company is limiting and delaying certain expenditures required for the commercialization of Zecuity. If the Company is unable to obtain the necessary capital, it will need to pursue a plan to license or sell its assets and/or seek bankruptcy protection. Additionally, failure to obtain the necessary capital in a timely manner could result in the Company’s breach or default under important agreements resulting in, among other things, the potential: acceleration of payments under the Company’s 2012 Term Loan and the ability of the lender proceed against the collateral securing the loan including exercising control over the Company’s cash and investment accounts pursuant to account control agreements; the acceleration of payments under the Company’s office lease; and termination of agreements on which the Company relies for the manufacture of Zecuity or pursuant to which the Company obtains valuable rights. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company had Level 1 fair value measurements of its cash equivalents of $10,115 and $21,964 at September 30, 2013 and December 31, 2012, respectively. The Company had no Level 2 fair value instruments at September 30, 2013 and December 31, 2012. The Company had Level 3 fair value measurements of its warrant liability of $0 and $16,236 at September 30, 2013 and December 31, 2012, respectively. A reconciliation of the warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is shown in the table below.

Warrant Liability

Balance at January 1, 2013	$16,236
Issuance of warrants	—
Change in fair value of warrant liability	12,162
Transaction expenses included in change in fair value of warrant liability	(903)
Reclassified to equity as warrants no longer meet the liability classification requirements	(27,495)

Balance at September 30, 2013	$—

The above table reflects the warrant liability for the fair value of warrants issued in connection with the October 2012 Financing (note 4(b)) as well as for warrants issued to a lender in October 2012 in connection with a debt restructuring.

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

Additionally, in the first quarter of 2013, the Company amended the LTS funding agreement to provide additional funding for commercial manufacturing capacity. The Company’s additional funding obligations resulting from such amendment are denominated in Euros and total approximately $800 based on exchange rates in effect at the time the amendment was initiated. As of September 30, 2013, the Company has capitalized $528 related to the amendment, which is also included in the Other assets-equipment funding account on the accompanying balance sheet, and expects to incur the remaining balance in 2013.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as of September 30, 2013 and 2012, as they would be anti-dilutive:

	September 30,
	2013	2012
Shares underlying outstanding options to purchase common stock	1,398,886	2,911,632
Shares of unvested restricted stock and restricted stock units	1,769,690	—
Shares underlying outstanding warrants to purchase common stock	10,916,216	200,268

(4) Capital Facility and Equity Financings

(a) Term Loan and Vendor Debt

2012 Term Loan

In November 2012, the Company entered into a Loan and Security Agreement with Hercules Technology Growth Finance, Inc. (Hercules) and received loan proceeds of $8,500 (the 2012 Term Loan). The 2012 Term Loan bears interest at an annual rate equal to the Wall Street Journal prime rate minus 3.25%, subject to a minimum rate of 9.85%. At September 30, 2013, the 2012 Term Loan bore interest at 9.85%. The Company is required to make interest-only payments for the first twelve months of the 2012 Term Loan’s 42-month term; principal payments will commence in December 2013 and the loan matures in May 2016. As of September 30, 2013, the balance of the 2012 Term Loan, net of the $162 unamortized debt discount discussed below, is $8,338 with $2,536 of the amount being classified as current.

In connection with the 2012 Term Loan, NuPathe paid an origination fee to Hercules consisting of a cash payment of $43 and 50,000 shares of common stock. The fair value of the common stock of $146 was recorded as debt issuance costs. The Company also issued Hercules a warrant to purchase 106,631 shares of common stock at an exercise price of $2.79. The warrant has a five year exercise period. The fair value of the warrant was $213, which was recorded as a debt discount at the time of issuance and is being amortized to interest expense over the life of the loan. At the time of final payment of the 2012 Term Loan, the Company will be required to pay a final payment fee of $298.

The Company’s obligations under the 2012 Term Loan are secured by a first priority lien on all of the Company’s assets, excluding intellectual property, which is subject to a negative pledge. The Company’s cash and investment accounts are subject to account control agreements with Hercules that give Hercules the right to assume control of the account in the event of a default under the Loan and Security Agreement. The Loan and Security Agreement contains operating covenants including, among others, covenants restricting the Company’s ability to incur additional indebtedness, pay dividends or other distributions, effect a sale of any part of its business or merge with or acquire another company. The 2012 Term Loan also includes customary events of default including, among others, upon the occurrence of a payment default, a covenant default, a material adverse change or insolvency. Upon the occurrence of an event of default, the interest rate will be increased by 3% over the rate that would otherwise be applicable. In addition, the occurrence of an event of default could result in the acceleration of the Company’s payment obligations under the 2012 Term Loan and the ability of Hercules to exercise control over the Company’s cash and investment accounts pursuant to the account control agreements and to proceed against the collateral securing the loan.

Vendor Debt

In August 2013, the Company entered into two short-term loan agreements with third party vendors to finance insurance premiums. The aggregate amount financed under the agreements was $538. As of September 30, 2013, these short-term loan agreements have a balance of $457, which will be repaid in monthly installments through April 2014.

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

During the nine months ended September 30, 2013, the Company issued 8,804,000 shares of common stock in connection with the conversion of Series A Preferred Stock, as well as 87,821 shares of common stock that were issued in satisfaction of the $314 dividend that accrued on outstanding shares of Series A Preferred Stock on January 23, 2013. The value of converted shares of $8,158 was reclassified from Series A Preferred Stock to common stock and additional paid in capital.

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

The fair value of the Warrants on the date of issuance was determined to be $14,750 and was recorded as a liability. On February 4, 2013, upon the automatic conversion of the Series A Preferred Stock, the “full ratchet” antidilution feature of the Warrants terminated and the Warrants were marked to market to a fair value of $27,130 and then reclassified to equity. The change in fair value of warrants from January 1, 2013 through February 4, 2013 was $11,110 and the associated expense has been included in the Company’s statement of operations.

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

As of September 30, 2013, 3,487,500 of the originally issued 14,000,000 Warrants have been exercised, resulting in the issuance of 2,210,397 shares of common stock and cash proceeds of $2,650.

Aspire Capital

The Company’s common stock purchase agreement with Aspire Capital expired in August 2013. The Company did not make any sales to Aspire Capital during the term of the agreement, other than 70,721 shares of common stock sold to Aspire Capital upon execution of the agreement and 84,866 shares of common stock issued to Aspire Capital as a commitment fee in consideration for entering into the agreement. Pursuant to terms of the agreement, Aspire Capital was required to pay a termination fee to the Company upon expiration of the agreement, which Aspire Capital satisfied by surrendering 42,433 of the shares that had been issued to Aspire Capital as a commitment fee upon the execution of the agreement. The Company holds these shares in treasury as of September 30, 2013. The Company recorded net expense of $488 during the three months ended September 30, 2013 as a result of the expiration of the agreement.

(5) Stockholders’ Equity

The following table summarizes the Company’s share activity for the nine months ended September 30, 2013:

	Convertible Preferred Shares	Common Shares
Shares outstanding January 1, 2013	8,804	20,023,949

Conversion of Series A Preferred Stock into common stock	(8,804)	8,804,000	(1)
Common stock issued as dividends on Series A Preferred Stock	—	87,821	(1)
Restricted stock awards issued, net of forfeitures	—	132,598	(2)
Common stock issued pursuant to warrant exercises	—	2,210,397	(1)
Common stock issued pursuant to option exercises	—	112,847
Treasury shares	—	(42,433	)(1)
Shares outstanding September 30, 2013	—	31,329,179

(1)         Refer to footnote 4(b) for details

(2)         Refer to footnote 6(c) for details

(a) Warrants

As of September 30, 2013, the following warrants to purchase common stock were outstanding:

	Number of Shares	Exercise Price	Expiration
Common stock	10,700,926	$2.00	2017
Common stock	106,631	$2.79	2017
Common stock	108,659	$7.45	2016
	10,916,216

(6) Stock-Based Compensation

On January 3, 2013, an additional 1,001,197 shares of common stock became available under the Company’s 2010 Omnibus Incentive Compensation Plan (the 2010 Plan), pursuant to its “evergreen provision”. On April 24, 2013, the 2010 Plan was amended to, among other things, increase the number of shares available under the Plan by 1,200,000, bringing the total shares authorized for issuance under the 2010 Plan to 5,176,582. Awards under the 2010 Plan are made by the compensation committee of the Company’s board of directors and may be made to eligible employees, directors, consultants and advisors to the Company in the form of restricted stock, stock options, stock appreciation rights, stock units, performance units and other stock-based awards. As of September 30, 2013, there were 1,398,886 incentive and non-qualified stock options, 2,089,493 restricted stock units, and 132,598 restricted stock awards outstanding under the 2010 Plan. As of September 30, 2013, there were 1,312,425 shares of common stock available for future grants under the 2010 Plan.

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

(b)        Stock Options

The following is a summary of all stock option activity for the nine months ended September 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,788,599	$3.58
Granted	224,328	2.87
Exercised	(337,642)	1.87
Cancelled/forfeited	(1,276,399)	4.17
Outstanding at September 30, 2013	1,398,886	3.34	6.80	$355
Vested and expected to vest at September 30, 2013	1,398,886	3.34	6.80	$355
Exercisable at September 30, 2013	1,177,936	$3.35	6.66	$355

The aggregate intrinsic values presented above represent the total amount by which the value of the shares of common stock subject to such options exceeds the exercise price of such options, based on the Company’s closing stock price of $2.41 as reported on the NASDAQ Global Market on September 30, 2013.

Stock-based compensation expense related to stock options for the nine months ended September 30, 2013 and 2012 was $319 and $1,456, respectively. As of September 30, 2013, there was $408 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.0 years.

Under the terms of the 2010 Plan, some option exercises were net-settled with shares surrendered in exchange for the option exercise price. For the nine months ended September 30, 2013 the Company received $24 as cash proceeds for option exercises that were not net-settled.

Management calculates the fair value of stock options based upon the Black Scholes option pricing model. The following table summarizes the weighted average fair value and assumptions used in determining the fair value of stock options issued during the nine months ended September 30, 2013.

Weighted average fair value of stock options granted	$2.08

Assumptions Used for 2013 grants:
Risk-free interest rate	1.32%
Expected life in years	5.6
Expected volatility	90.5%
Dividend yield	0%

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

(c)        Stock Awards

The following is a summary of RSA and RSU activity for the nine months ended September 30, 2013:

	Total Number of Shares	Number of RSA Shares	Weighted Average Grant Date Fair Value of RSA	Number of RSU Shares	Weighted Average Grant Date Fair Value of RSU
Nonvested shares at December 31, 2012	466,660	—	$—	466,660	$3.38

Granted	1,722,320	144,098	3.40	1,578,222	3.39
Vested	(335,736)	—	—	(335,736)	3.39
Forfeited	(83,554)	(11,500)	3.40	(72,054)	3.40

Nonvested shares at September 30, 2013	1,769,690	132,598	$3.40	1,637,092	$3.39

Stock-based compensation expense related to RSAs and RSUs for the nine months ended September 30, 2013 and 2012 was $2,420 and $19, respectively. As of September 30, 2013, there is $4,970 of unrecognized compensation expense related to unvested RSAs and RSUs, which is expected to be recognized over a weighted average period of 2.2 years.

(7) Commitments

On September 18, 2013, the Company entered into a Lease Agreement with Liberty Property Limited Partnership (Landlord) pursuant to which it leases office and lab space at 7 Great Valley Parkway, Suite 300, Malvern, Pennsylvania (the New Lease). The New Lease commenced on September 30, 2013 and has an initial term of 132 months (the Term).

Subject to payment of a termination fee of $3, the Company may elect to terminate the New Lease effective as of September 30, 2014 if it does not enter into a commercial partnership for Zecuity and raise at least $50 million by April 30, 2014 (the Lease Continuation Criteria).

During the first twelve months of the New Lease, the Company is required to make monthly rent payments to the Landlord of $17 per month. Thereafter, and subject to certain conditions in the New Lease, monthly rental payments will range from $24 to $36 per month for the remainder of the New Lease term.

In addition to the above rent obligations, the Company is responsible for certain costs and charges specified in the New Lease, including certain operating expenses, utility expenses, maintenance costs, taxes and insurance relating to the facility, estimated to be $18 per month for approximately the next 12 months.

Pursuant to the terms of the New Lease, the Company was required to provide a security deposit in the amount of $35 (the Security Deposit) to secure the performance of its obligations under the New Lease. The Company will be required to pay an additional security deposit to the landlord upon achievement of the Lease Continuation Criteria.

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

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of branded therapeutics for diseases of the central nervous system, including neurological and psychiatric disorders. Our lead product, Zecuity® (sumatriptan iontophoretic transdermal system), was approved by the FDA in January 2013 for the acute treatment of migraine with or without aura in adults. Zecuity is a single-use, battery-powered patch applied to the upper arm or thigh during a migraine. Following application and with a press of a button, Zecuity initiates transdermal delivery (through the skin) of medication, bypassing the gastrointestinal tract. Throughout the four-hour dosing period, the microprocessor within Zecuity continuously monitors skin resistance and adjusts drug delivery accordingly to ensure delivery of 6.5 mg of sumatriptan, the most prescribed migraine medication, with minimal patient-to-patient variability.  Zecuity is the first patch approved by the FDA for the acute treatment of migraine. We designed Zecuity to overcome limitations of current migraine treatments that are related to route of administration and peak plasma concentrations, and in particular, to address the unmet needs of patients who experience migraine-related nausea (MRN) as part of their attacks.

We are actively seeking partnerships to maximize the commercial potential of Zecuity. Our goal is to secure a commercial partner prior to the launch of Zecuity and to build our commercial infrastructure to complement that of our partner, which may include the hiring and deployment of our own specialty sales force. If we hire our own specialty sales force, either to complement that of our commercial partner, or to launch Zecuity on our own, we may seek to acquire complementary products to market and sell, or collaborate with pharmaceutical or biotechnology companies to market and sell their products. We may also seek to commercialize Zecuity outside the U.S., although we currently plan to do so only with a partner.

We also have two proprietary product candidates in preclinical development that address large market opportunities. NP201, for the continuous symptomatic treatment of Parkinson’s disease, utilizes ropinirole, an FDA-approved dopamine agonist, and is designed to provide up to two months of continuous delivery. NP202, for the long-term treatment of schizophrenia and bipolar disorder, is designed to help address the long-standing problem of patient noncompliance by providing three months of continuous delivery of risperidone, an FDA-approved atypical antipsychotic. We are seeking partnerships to maximize the commercial potential for NP201 and NP202 in the U.S. and territories throughout the world and currently are limiting spending on these programs until a development partner is obtained.

Zecuity Launch Update

We are actively seeking partnerships to maximize the commercial potential for Zecuity. Until such time as we are able to secure a commercial partner and/or additional capital, we are limiting and delaying certain expenditures required for the commercialization of Zecuity. As a result, we will not launch Zecuity in the fourth quarter of 2013. The timing of the launch of Zecuity will be dependent upon our completion of a commercial partnership for Zecuity and/or obtaining the additional capital required for launch. Although we are limiting certain commercialization expenditures, we continue to make expenditures required to validate the manufacturing process for Zecuity and expect to manufacture Zecuity launch supplies by the end of 2013.  We believe the availability of commercial launch supplies of Zecuity is important to the completion of a commercial partnership and/or funding transaction and to an expeditious launch after completing such a transaction. However, there is no assurance that we will be able to secure a commercial partner or additional required capital on acceptable terms or otherwise.

Capital Resources and Liquidity

We were incorporated in the State of Delaware in January 2005 and are a development-stage company. Since our inception, we have invested a significant portion of our efforts and financial resources in the development of Zecuity. Zecuity is the only product for which we have received marketing approval from the FDA, and to date we have not marketed, distributed or sold any products. As a result, we have generated no product revenue and have never been profitable. Our net loss for the nine months ended September 30, 2013 and 2012 was $30.1 million and $18.6 million, respectively. As of September 30, 2013, we had an accumulated deficit of $170.9 million.

We have funded our operations to date primarily with the proceeds of the sale of common stock, convertible preferred stock, warrants, convertible notes and borrowings under credit facilities. From inception through September 30, 2013, we have received net proceeds of $130.7 million from the sale of common stock, convertible preferred stock, warrants and convertible notes.

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

Our principal sources of liquidity are cash and cash equivalents of $10.3 million as of September 30, 2013. During the nine months ended September 30, 2013, we used $12.0 million of cash for operating activities and $2.7 million for investing activities, and we received $2.4 million for net financing activities, primarily related to the proceeds from warrant exercises. As of September 30, 2013, we had working capital of $2.9 million.

We believe that our existing cash and cash equivalents will be sufficient to fund our operations and debt service obligations through January 2014. The additional capital that we will require to fund our operations and debt service obligations beyond that point and launch Zecuity will depend largely upon the timing, scope, terms and structure of any commercial partnership that we are able to enter into for Zecuity because we intend to build our commercial infrastructure to complement that of our partner. However, there can be no assurance that we will be able to secure a commercial partner on acceptable terms or otherwise.

To address our capital needs, we are considering a range of possible transactions including corporate collaborations, partnerships and other strategic transactions, debt and equity financings and other funding transactions. However, there is no assurance that we will be able to complete any such transaction or obtain the additional required capital on acceptable terms or otherwise. Furthermore, the covenants and the pledge of our assets as collateral under the 2012 Term Loan limit our ability to obtain additional debt financing. Until such time as we are able to secure additional capital and/or a commercial partner, we are limiting and delaying certain expenditures required for the commercialization of Zecuity.

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

If we are unable to obtain the necessary capital on terms acceptable to us, or at all, as and when needed, we will be required to modify our business strategy, which could require us to pursue a plan to license or sell our assets and/or seek bankruptcy protection. Additionally, failure to obtain the necessary capital in a timely manner could result in our breach or default under important agreements resulting in, among other things, the potential acceleration of payments thereunder or the termination of agreements on which we rely for the manufacture of Zecuity or pursuant to which we obtain valuable rights. Our 2012 Term Loan contains customary events of default including upon the occurrence of a payment default, a covenant default, a material adverse change (as defined therein) and insolvency. Upon the occurrence of an event of default, the interest on the 2012 Term Loan will be increased by 3% over the rate that would otherwise be applicable. In addition, the occurrence of an event of default could result in the acceleration of our obligations under the 2012 Term Loan as well as grant the lender the right to proceed against the collateral that secures the loan including the exercise of control over our cash and investment accounts pursuant to account control agreements. Upon the occurrence of an event of default under our office lease (including, without limitation, a payment default or insolvency) that is material in nature, in addition to other rights and remedies, the landlord may accelerate all or any part of the rent and other amounts payable through the balance of the term.

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

Results of Operations

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

Research and Development Expense

Research and development expense for the three months ended September 30, 2013 and 2012 were comprised of the following:

	Three Months Ended September 30,
	2013	2012	Increase/(Decrease)
	(in thousands)
Clinical development	$281	$229	$52	23%
Chemistry, manufacturing and controls (CMC)	2,271	697	1,574	226
Regulatory and quality assurance	432	145	287	198
Medical affairs	150	26	124	477
Compensation and related	674	1,031	(357)	(35)
Facilities and related	124	92	32	35
	$3,932	$2,220	$1,712	77

Research and development expenses increased by $1.7 million to $4.0 million in the three months ended September 30, 2013 from $2.2 million in the three months ended September 30, 2012. The significant variances from period to period are as follows:

Clinical development

Clinical development expenses were $0.05 million higher in the third quarter of 2013 compared to the third quarter of 2012. The 2013 period included expenses incurred to initiate a Phase 1 study of Zecuity in adolescents with a history of migraine attacks. This open label, single-dose study will assess the safety, pharmacokinetics, and tolerability of Zecuity and is part of our post-marketing requirements.  The 2012 period included expenses incurred to conduct and finalize studies for the resubmission of the Zecuity NDA.

Chemistry, manufacturing and controls (CMC)

CMC expenses were $1.6 million higher in the third quarter of 2013 compared to the third quarter of 2012, primarily attributable to expenditures in 2013 for manufacturing scale-up, process qualification and process validation of Zecuity.

Regulatory and quality assurance

During the third quarter of 2013, we incurred $0.3 million more related to regulatory and quality assurance expenses compared to the third quarter of 2012.  The increase in 2013 is the result of higher consulting expenses due to outsourced resources in lieu of internal headcount.

Medical affairs

During the third quarter of 2013, we incurred $0.1 million more related to medical affairs expense compared to the third quarter of 2012.  The increase in 2013 is the result of higher consulting expenses and increased publication expenses incurred in anticipation of the commercial launch of Zecuity.

Compensation and related

Compensation and related expenses are personnel expenses, including salaries and benefits, which we do not allocate to specific programs. Expenses in the third quarter of 2013 were $0.4 million lower than the same period in 2012 due to lower headcount during the 2013 period.

Research and development expenses by program for the three months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,
	2013	2012	Increase/(Decrease)
	(in thousands)
Zecuity	$3,065	$1,043	$2,022	194%
NP202	69	55	14	25)
General development	798	1,122	(324)	(29)
	$3,932	$2,220	$1,712	77

Zecuity expenses for the three months ended September 30, 2013 were $3.1 million, compared to $1.0 million for the same period in 2012. As discussed above, the 2013 period included higher CMC expenses related to manufacturing scale-up, process qualification and process validation of Zecuity.  The decrease in the area of general development expenses for 2013 is primarily related to reduced research and development headcount during the 2013 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3.7 million for the three months ended September 30, 2013 compared to $3.5 million for the same period in 2012. While salary and related personnel expenses were $1.5 million lower in the 2013 period, this was offset by a $1.0 million increase in commercial operations expenses and a $0.2 million increase in consulting expenses in preparation of the commercial launch of Zecuity. Also included in the 2013 period is $0.5 million of non-cash expense related to the expiration of the common stock purchase agreement that we had in place with Aspire Capital. Pursuant to the terms of the agreement and because the agreement expired without any shares having been undersold thereunder, Aspire Capital surrendered 42,433 of the 84,866 shares of common stock that had been issued to it as a commitment fee upon the execution of the agreement.  The value of the originally issued commitment shares of $0.6 million was expensed in August 2013, net of $0.1 million which represents the fair value of the shares returned to the Company.

Interest Expense

Interest expense was $0.2 million in the three months ended September 30, 2013, compared to $0.4 million during the three months ended September 30, 2012. The decrease is due to a slightly lower interest rate on our existing debt. Also contributing to the decrease is lower non-cash interest expense related to the amortization of deferred financing costs during the 2013 period. A majority of the deferred financing costs were written off in the fourth quarter of 2012 in conjunction with our debt payoff in 2012.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Research and Development Expense

Research and development expense for the nine months ended September 30, 2013 and 2012 were comprised of the following:

	Nine months Ended September 30,
	2013	2012	Increase/(Decrease)
	(in thousands)
Clinical development	$673	$1,222	$(549)	(45)%
Chemistry, manufacturing and controls (CMC)	3,887	3,966	(79)	(2)
Regulatory and quality assurance	833	270	563	209
Medical affairs	355	96	259	270
Compensation and related	2,219	3,173	(954)	(30)
Facilities and related	308	306	2	(—)
	$8,275	$9,033	$(758)	(8)

Research and development expenses decreased by $0.8 million to $8.3 million in the nine months ended September 30, 2013 from $9.0 million in the nine months ended September 30, 2012.  The significant variances from period to period are as follows:

Clinical development

Clinical development expenses were $0.5 million higher during the nine months ended September 30, 2012 compared to the same period in 2013, primarily attributable to higher expenditures in the 2012 period related to the conducting and finalization of several studies for the resubmission of the Zecuity NDA. The 2013 period included expenses incurred to initiate a Phase 1 study of Zecuity in adolescents with a history of migraine attacks as part of our post-marketing requirements related to Zecuity.

Chemistry, manufacturing and controls (CMC)

CMC expenses were $3.9 million during the nine months ended September 30, 2013 compared to $4.0 million for the same period in 2012. While total CMC expenditures are comparable from period to period, the 2013 amount includes expenses related to manufacturing scale-up, process qualification and process validation of Zecuity. The 2012 period expenses related to costs incurred for product development, analysis and packaging research in preparation for the resubmission of the Zecuity NDA.

Regulatory and quality assurance

During the nine months ended September 30, 2013, we incurred $0.8 million related to regulatory and quality assurance expenses, compared to $0.3 million during the same period in 2012, an increase of $0.5 million. The increase in 2013 expenses was the result of higher consulting expenses due to outsourced resources in lieu of internal headcount.

Medical affairs

During the nine months ended September 30, 2013, we incurred $0.3 million more related to medical affairs expense compared to the same period in 2012.  The increase in 2013 expenses was the result of higher consulting expenses and increased publication expenses incurred in anticipation of the commercial launch of Zecuity.

Compensation and related

Compensation and related expenses are personnel expenses, including salaries and benefits, which we do not allocate to specific programs. The nine months ended September 30, 2013 was $1.0 million lower than the same period in 2012 due to lower headcount during 2013.

Research and development expenses by program for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine months Ended September 30,
	2013	2012	Increase/(Decrease)
	(in thousands)
Zecuity	$5,677	$5,417	$260	5%
NP201	2	—	2	n/a
NP202	69	137	(68)	(49)
General development	2,527	3,479	(952)	(27)
	$8,275	$9,033	$(758)	(8)

Zecuity expenses for the nine months ended September 30, 2013 were $5.7 million, compared to $5.4 million for the same period in 2012. As discussed above, the 2013 period included slightly lower clinical development expenses and consistent CMC expenses as compared to the 2012 period, partially offset by higher 2013 expenditures for regulatory, quality assurance and medical affairs. The lower expenses in 2013 for NP201 and NP202 result from focusing our capital resources on Zecuity.  The 2013 decrease in general development expenses is primarily related to reduced research and development headcount during the 2013 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $9.0 million for the nine months ended September 30, 2013 compared to $8.3 million for the same period in 2012. The 2013 increase is driven by a $1.3 million increase for non-cash stock compensation expense recorded during the first quarter of 2013 related to the milestone-driven accelerated vesting of certain equity grants made to our CEO. Also contributing to the 2013 increase is a $0.3 million increase in legal expenses, $0.4 million increase in commercial operations expenses as we prepared for the Zecuity launch. These 2013 increases are partially offset by $2.2 million of lower salary and related expenses resulting from lower 2013 headcount and accrued severance charges for both our former CEO as well as certain employees that separated from the Company in the third quarter of 2012. Also contributing to the 2013 increase is $0.5 million of non-cash expense related to the termination of the common stock purchase agreement that we had in place with Aspire Capital. Pursuant to the terms of the agreement and because the agreement expired without any shares having been undersold thereunder, Aspire Capital surrendered 42,433 of the 84,866 shares of common stock that had been issued to it as a commitment fee upon the execution of the agreement. The value of the originally issued commitment shares of $0.6 million was expensed in August 2013, net of $0.1 million which represents the fair value of the shares returned to the Company.

Interest Expense

Interest expense was $0.7 million in the nine months ended September 30, 2013, compared to $1.3 million during the nine months ended September 30, 2012. The decrease is due to a slightly lower interest rate on our existing debt. In addition, contributing to the decrease is lower non-cash interest expense related to the amortization of deferred financing costs during the 2013 period. A majority of the deferred financing costs were written off in the fourth quarter of 2012 in conjunction with our debt payoff in 2012.

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

Series A Preferred Stock Dividends

Prior to the conversion of our Series A Preferred Stock in February 2013, each 1/1,000 of a share of Series A Preferred Stock accrued dividends quarterly in arrears at a rate per annum of 8% of $2.00.  A dividend in the amount of $0.3 million accrued on January 23, 2013.  In satisfaction of this dividend, we issued an aggregate of 87,821 shares of common stock during the first quarter of 2013.

Cash Flow Analysis

Net cash used in operating activities for the nine months ended September 30, 2013 was $12.0 million, primarily the result of spending for normal operating activities and the continued development of Zecuity in preparation of commercial launch. During the nine months ended September 30, 2013, we used $2.7 million of cash in investing activities, primarily related to equipment funding related to commercial manufacturing equipment, and we received net proceeds of $2.4 million from financing activities, primarily related to the exercise of warrants for common stock.

Net cash used in operating activities for the nine months ended September 30, 2012 was $15.0 million, primarily for activities related to the Zecuity NDA resubmission, continued development of Zecuity and spending for normal operating activities.  During the nine months ended September 30, 2012, we used $0.3 million of cash in investing activities and $6.4 million for financing activities primarily related to contractual debt repayments.

Critical Accounting Policies and Use of Estimates

A summary of our critical accounting policies and use of estimates can be found in Item 7 of our 2012 Annual Report.  There have been no changes to our critical accounting policies during the nine months ended September 30, 2013.

Future Payments Under Contractual Obligations

During the nine month period ended September 30, 2013, other than as discussed below, there have been no material changes to our contractual obligations outside the ordinary course of business from those specified in our 2012 Annual Report.

Lease Agreement for 7 Great Valley Parkway, Suite 300, Malvern, Pennsylvania

As previously reported, on September 18, 2013, we entered into a Lease Agreement with Liberty Property Limited Partnership (“Landlord”) pursuant to which we lease office and lab space at 7 Great Valley Parkway, Suite 300, Malvern, Pennsylvania (the “New Lease”). The New Lease commenced on September 30, 2013 and has an initial term of 132 months (the “Term”).

Subject to payment of a $2,500 termination fee, we may elect to terminate the New Lease effective as of September 30, 2014 if we do not enter into a commercial partnership for Zecuity and raise at least $50 million by April 30, 2014.. We may also terminate the New Lease effective as of the end of the 96th full month of the Term by paying a termination fee equal to the Landlord’s unamortized lease transaction costs plus a fee equal to three months of rent and operating expenses at the then current rates on the terms specified in the New Lease.

We are required to make the following monthly rent payments to the Landlord under the New Lease:

Lease Period	Monthly (in thousands)
September 30, 2013 – earlier of (i) Month 12 or (ii) commencement of facility improvements specified in the New Lease (the “Full Term Commencement Date”)	$17
Full Term Commencement Date – Month 30	$24	*
Months 31 – 42	$29
Months 43 – 54	$30
Months 55 – 66	$31
Months 67 – 78	$32
Months 79 – 90	$33
Months 91 – 102	$33
Months 103 – 114	$34
Months 115 – 126	$35
Months 127 – 132	$36

*           We will not be required to pay monthly rent during the first six full months following the Full Term Commencement Date, subject to our obligation to repay the unamortized portion of such abated rent on the terms specified in the New Lease if the New Lease (or our right to possess the Facility) is terminated early due to a default by us.

In addition to the above rent obligations, we are responsible for certain costs and charges specified in the New Lease, including certain operating expenses, utility expenses, maintenance costs, taxes and insurance relating to the Facility (estimated to be $17,970 per month during 2013). Upon an event of default by us that is material in nature, in addition to other rights and remedies, the Landlord may accelerate all or any part of the rent and other amounts payable by us through the balance of the Term, and declare such amounts to be immediately due and payable.

Pursuant to the terms of the New Lease, we were required to provide a security deposit in the amount of $35,097 (the “Security Deposit”) to secure the performance of our obligations under the New Lease. The amount of the security deposit will be increased to $500,000 upon the Full Term Commencement Date. The amount of the security deposit will then be reduced to $325,000 on the first day of the 91th full month of the Term and to $150,000 on the first day of the 115th full month of the Term, in each case, if no event of default by us is continuing under the New Lease.

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

NUPATHE INC.

Date: November 14, 2013	By:	/s/ Keith A. Goldan
Keith A. Goldan
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer of the registrant)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1†	Commercial Supply and License Agreement, October 9, 2013, between NuPathe Inc. and LTS Lohmann Therapy Systems Corp.	—	—	—	—	X

10.2	Interim Supply Agreement, dated October 9, 2013, between NuPathe Inc. and LTS Lohmann Therapie-Systeme AG	—	—	—	—	X

10.3	Lease Agreement, dated September 18, 2013, between Liberty Property Limited Partnership and NuPathe Inc.	8-K	001-34836	99.1	September 19, 2013

10.4	First Amendment to Amended and Restated Employment Agreement, dated August 8, 2013, between Keith A. Goldan and NuPathe Inc.	10-Q	001-34836	10.1	August 9, 2013

10.5	First Amendment to Amended and Restated Employment Agreement dated August 8, 2013, between Michael F. Marino and NuPathe Inc.	10-Q	001-34836	10.2	August 9, 2013

10.6	First Amendment to Amended and Restated Employment Agreement, dated August 8, 2013, between Gerald W. McLaughlin and NuPathe Inc.	10-Q	001-34836	10.3	August 9, 2013

10.7	Fifth Amendment to Office Space Lease, dated August 9, 2013, by and between Washington Street Associates II, L.P. and NuPathe Inc.	10-Q	001-34836	10.4	August 9, 2013

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	*

101.INS	XBRL Instance Document	—	—	—	—	*

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	*

†            Confidential treatment requested under 17 C.F.R. §§ 200.80(b)(4) and 230.406. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission.

*            Furnished herewith.